Form 10-Q
period 2017-01-31
Sunset Island Group
filed 2017-03-20
CIK 1689066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended January 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 333-214643

SUNSET ISLAND GROUP
(Exact Name of Registrant as Specified in its Charter)

COLORADO	47-3278534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 N. El Camino Real #A418

San Clemente, CA 92672

(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: (424) 396-6230

N/A

Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 22, 2017, there were 50,031,771 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Sunset Island Group, Inc.
(formerly Battle Mountain Genetics, Inc.)
Consolidated Balance Sheet

	January 31, 2017	October 31, 2016
	(Unaudited)
ASSETS:
Current assets:
Cash	$-	$970
Total assets	$-	$970

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:	-	-
Bank Overdraft	10
Total liabilities	$10	$-

Stockholders’ Deficit:
Common Stock, Par Value $.0001, 500,000,000 shares authorized, 50,031,771 issued and outstanding	5,003	5,003
Additional paid in capital	5,997	5,997
Accumulated deficit	(11,010)	(10,030)
Total stockholders’ Equity	(10)	970
Total liabilities and stockholders’ Equity	$-	$970

The accompanying notes are an integral part of these consolidated financial statements (Unaudited)

Sunset Island Group, Inc.
(formerly Battle Mountain Genetics, Inc.)
Consolidated Statement of Operations (Unaudited)

	Three Months ending	Three Months ending
	January 31, 2017	January 31, 2016

Operating Expenses
SG&A	(980)	-
Total operating expenses	(980)	-
Net Loss	$(980)	$-

Net loss per share, basic and diluted	$-	$-
Weighted average number of shares outstanding, basic and diluted	50,031,771	-

The accompanying notes are an integral part of these consolidated financial statements. (Unaudited)

Sunset Island Group, Inc.
(formerly Battle Mountain Genetics, Inc.)
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ending	Three Months Ending
	January 31, 2017	January 31, 2016
Cash flows from operating activities
Net loss	$(980)	$0

Net change in cash	(980)	0
Cash balance, beginning of period	970	-

Cash balance, end of period	$(10)	$0

Supplementary information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements (Unaudited)

Sunset Island Group, Inc.

(formerly Battle Mountain Genetics, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Our Company

Sunset Island Group, Inc. is a Colorado corporation. The Company’s principal line of business is consulting and advising clients that operate in the medical marijuana business by providing clients a licensed manufacturing facility to produce products such as oils and edibles. The Company is currently looking for a facility in the Oakland, California that would satisfy the Company’s needs. Currently, the Company is using space from its CEO in Oakland, CA at no charge. The Company’s officers have sold products to the dispensaries over the past 5 years and are able to leverage this pre-existing relationship with the dispensaries to introduce client’s products to these dispensaries. Once a product is introduced to a dispensary they place an order. No other agreements would exist between the Company and the dispensary. In November 2016, the Company planned to acquire a C02 extraction machine to begin producing oils for the Company’s clients. However, the Company expects the acquisition of the CO2 extraction machine to be completed in January 2017. Additionally, the Company is looking for additional space to build a licensed chef kitchen for its clients that produce edibles.

Reverse Merger

On October 17, 2016, the Company executed a reverse merger with Battle Mountain Genetics, Inc. On October 17, 2016, the Company entered into an Agreement whereby the Company acquired 100% of Battle Mountain Genetics, Inc, in exchange for 50,000,000 shares of Sunset Island Group common stock. Immediately prior to the reverse merger, there were 30,894 common shares outstanding and no shares of Preferred shares outstanding. After the reverse merger, the Company had 50,031,771 Common shares outstanding and 0 shares of Preferred shares outstanding.

Battle Mountain Genetics was incorporated in the State of California on September 29, 2016. Battle Mountain Genetics, Inc. was the surviving Company and became a wholly owned subsidiary of Sunset Island Group. Sunset Island Group had no operations, assets or liabilities prior to the reverse merger.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Sunset Island Group and Battle Mountain Genetics, Inc. All significant intercompany transactions have been eliminated in consolidation.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs, and it does not have sufficient cash flow to maintain its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to develop its business and thereby increase its revenue. However, the Company would require sufficient capital to be invested into the Company to acquire the properties to begin generating sufficient revenue to cover the monthly expenses of the Company. Until the Company is able to generate revenue, the Company would be required to raise capital through the sale of its stock or through debt financing. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

To this date the Company has relied on the sale of securities to finance its operations and growth. The Company expects to continue to fund the Company through debt and securities sales and issuances until the Company generates enough revenues through the operations. These transactions will initially be through related parties, such as the Company’s officers and directors.

NOTE 4 – SUBSEQUENT EVENTS

Management has reviewed material subsequent events from January 31, 2017 through the date of issuance of financial statements in accordance with FASB ASC 855 “Subsequent Events” and concluded that there are none.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," except where the context otherwise requires, the term "we," "us," or "our," refers to the business of Sunset Island Group.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our accompanying financial statements.

Pursuant to the JOBS Act of 2012, as an emerging growth company, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC.

We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the standard for the private company. This may make comparison of our financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

Although we are still evaluating the JOBS Act, it currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an "emerging growth company". We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in us and the market price of our common stock may be adversely affected.

Use of Estimates

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to the fair value of financial instruments and the valuation allowance related to deferred income tax assets. Actual results could differ from those estimates.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, "Compensation - Stock Compensation", whereas the award is measured at its fair value at the date of grant and is amortized ratably over the service period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, "Equity", whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Results of Operations and Financial Condition for the years ended January 31, 2017 and 2016

	Three Months Ended January 31,
	2017	2016
	(Unaudited)
Costs and expenses:

General and administrative	$980	-
Total expenses	980	-

Loss from operations	980	-

Loss before income taxes	980	-
Provision for income taxes	-	-
Net loss	$980	$-

We have not generated any revenues as of January 31, 2017.

Operating expense increase to $980 from $0 for the year ended January 31, 2017 and 2016, respectively. The increase in operating expenses is primarily due to the increase in preparing for the Company’s product launch in March or April 2017.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

	January 31,	October 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$970
Total Current Assets	-	970
TOTAL ASSETS	$-	$970

LIABILITIES & STOCKHOLDERS' DEFICIT

Liabilities	$-	$-
Bank Overdraft	10
TOTAL LIABILITIES	$10	$-

As of January 31, 2017, we had $10 in bank overdraft. Our cash position is insufficient and as such we plan to raise additional debt and equity financing to meet our obligations as they become due.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2017.

Dividend Policy

The Company has not paid dividends on its Common Stock in the past. The Company has no plans to issue dividends in the future.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $20,000 - $30,000 to pay for our accounting and audit requirements.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company, as a smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of January 31, 2017, our disclosure controls and procedures were not effective.

Material Weakness in Disclosure Controls And Procedures

During the initial S-1 filing, we identified material weaknesses in our controls over accounting as described below:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2018 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The Company intends to hire additional staff members, either as employees or consultants, when it’s in a financial position to afford the expense. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $40,000 per year.

No audit committee: After the election of the independent directors at the 2018 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Resources: As of October 2016, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

The Company is a small organization with limited personnel. The Company was unable to implement an effective system of disclosure controls and procedures as of the evaluation date. Nevertheless, management believes that this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

Changes in Internal Control Over Financial Reporting

Except as noted above there has been no change in the Company’s internal control over financial reporting during the fiscal ended January 31, 2017, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Registration Statements on Form S-1 and Form 10, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company's management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 14,000,000 shares of unregistered securities where issued during the three months ending January 31, 2016. These shares were issued from the conversion of Series B Preferred Stock into Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended January 31, 2017 that was not previously disclosed in our filings during that period.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSET ISLAND GROUP, INC.

March 17, 2017	By:	/s/ Valerie Baugher
Valerie Baugher
CEO

