Form 10-Q
period 2017-04-30
Sunset Island Group
filed 2017-06-16
CIK 1689066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended April 30, 2017

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

As of June 14, 2017, there were 50,031,771 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Sunset Island Group, Inc.
Consolidated Balance Sheet

	April 30, 2017	October 31, 2016
	(unaudited)
ASSETS:
Current assets:
Cash	$2,876	$970
Total current assets	2,876	970
Other assets:
Security Deposit	14,000	-
Total other assets	14,000	-

Total assets	$16,876	$970

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accrued liabilities	$7,108	$-
Total current liabilities	7,108	-
Notes payable	123,200
Total liabilities	130,308	-

Stockholders’ Deficit:
Common Stock, Par Value $.0001, 500,000,000 shares authorized, 50,031,771 issued and outstanding	5,003	5,003
Additional paid in capital	5,997	5,997
Accumulated deficit	(124,432)	(10,030)
Total stockholders’ Equity	(113,432)	970
Total liabilities and stockholders’ Equity	$16,876	$970

The accompanying notes are an integral part of these consolidated financial statements

Sunset Island Group, Inc.
Consolidated Statement of Operations (unaudited)

	Six Months ending		Three Months ending
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	114,402	-	113,422	-
Total operating expenses	114,402	-	113,422	-

Loss from operations	(114,402)	-	(113,422)	-
Income tax provision	-	-	-	-

Net Loss	$(114,402)	$-	$(113,422)	$-

Net loss per share, basic and diluted	$(0.002)	$-	$(0.002)	$-
Weighted average number of shares outstanding, basic and diluted	50,031,771	-	50,031,771	-

The accompanying notes are an integral part of these consolidated financial statements

Sunset Island Group, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ending	Six Months Ending
	April 30, 2017	April 30, 2016
Cash flows from operating activities:
Net loss	$(114,402)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Security Deposit	(14,000)	-
Accrued liabilities	7,108	-
Net cash provided by operating activities	(121,294)	-

Cash flows from financing activities:
Proceeds from note payable	123,200	-
Net cash provided by financing activities	123,200	-

Net change in cash	1,906	-
Cash balance, beginning of period	970	-

Cash balance, end of period	$2,876	$-

Supplementary information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Sunset Island Group, Inc.

(formerly Battle Mountain Genetics, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Our Company

Sunset Island Group, Inc. is a Colorado corporation. The Company’s principal line of business is the cultivation of medical cannabis. The Company has leased green house space in Northern California that has been approved for cannabis cultivation. The greenhouse is 12,000 square feet; however, the Company has filed permits to expand to 22,000 square feet. Additionally, the Company will be consulting and advising clients that operate in the medical marijuana business by providing clients a licensed manufacturing facility to produce products such as oils and edibles. However, the company is waiting for the State of California to finalize the licensing process and requirements for licensed manufacturing facilities.

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

Battle Mountain Genetics was incorporated in the State of California on September 29, 2016. Battle Mountain Genetics, Inc. was the surviving Company and became a wholly owned subsidiary of Sunset Island Group. Sunset Island Group had no operations, assets or liabilities prior to the reverse merger. The financial statements reflected in this 10-Q as of October 31, 2016 represents the period September 29, 2016 (date of inception) to October 31, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Sunset Island Group and Battle Mountain Genetics, Inc. All significant intercompany transactions have been eliminated in consolidation.

Financial Statement Period Presented—As per reverse merger, the Company’s financial statement as of October 31, 2016 represents for period September 29, 2016 (date of inception) to October 31, 2016.  Therefore, for the six and three months ended April 30, 2016 did not have any transactions.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value Measurements—The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

Income Taxes—The Company records a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company may record a valuation allowance, if conditions are applicable, to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to the Company by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive. As of June 14, 2017, the Company did not have any stock options, warrants or other convertible instruments.

Recently Issued Accounting Standards Not Yet Adopted

In May 2017, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. We will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. We do not expect that the adoption of the new standard will have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. We do not expect that the adoption of the new standard will have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued an ASU that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Early adoption of this standard is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect that the adoption of the new standard will have a significant impact on our consolidated financial statements.

In June 2016, the FASB issued an ASU that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. We will adopt the new standard on August 1, 2020. We do not expect that the adoption of the new standard will have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We will adopt the new standard on August 1, 2017. We do not expect that the adoption of the new standard will have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU related to the accounting for leases. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We will adopt the new standard on August 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We do not expect that the adoption of the new standard will have a significant impact on our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We are required to adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements and have not yet selected an adoption date or a transition method. We do not expect that the adoption of the new standard will have a significant impact on our consolidated financial statements.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On March 1, 2017, the Company executed a lease for 12,000 square feet green house space and 1,000 square of warehouse space expiring March 31, 2020. The monthly lease is $7,000 per month.

The Company has aggregate future minimum lease commitments as of April 30, 2017 is as follows:

Years ended April 30,	Amount
2018	$84,000
2019	84,000
2020	77,000
Total	$245,000

NOTE 5– NOTE PAYABLE

The Company entered into borrowing arrangements with a third party not related to the Company. The notes are due on December 31, 2018. The notes accrued interest at 0% for the initial 9 months and then 5% on annual rate thereafter.

The Company has begun discussions to convert the note payable into an investment into the Company’s grow operations through a possible joint venture agreement.

NOTE 6 – SUBSEQUENT EVENTS

Notes Payable – On May 1, 2017 and May 8, 2017, the Company entered into promissory note agreement with a third party for amounts $30,000 and $4,000, respectively.  The notes bear no interest for the initial nine months and then 5% per annum interest after the initial nine months.  The notes are due and payable on December 31, 2018.

Forward Stock Split – On May 24, 2017, the Company has amended the Certificate of Incorporation to: (i) conduct a forward stock split of the outstanding Common Stock of the Company, par value $0.0001 per share, by a ratio of Forty for One (40:1)  (the “Split”) to be effective on or around June 26, 2017 or when regulatory approval is obtained, for shares with a record date of June 15, 2017 and (ii) increase the authorized to 2,750,00,000 shares. The Split will not change the total number of common shares authorized; however, it will increase the number of outstanding shares.  However, on June 9, 2017, the Company cancelled the forward split and increase in the authorized share count. As such, the Company will not be conducting a forward split of the stock or increasing the authorized stock.

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

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the consolidated financial statements included herein.

Results of Operations and Financial Condition for the Six Months ending April 30, 2017 and 2016

	Six Months ending	Six Months ending	Three Months ending	Three Months ending
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

Revenue	$-	$-	$-	$-

Operating Expenses
SG&A	114,402	-	113,422	-
Total operating expenses	114,402	-	113,422	-

We have not generated any revenues as of April 30, 2017.

Operating expense increase to $114,402 from $0 for the Six Months Ending April 30, 2017 and 2016, respectively. The increase in operating expenses is primarily due to the build out and improvements of the Company’s greenhouse space.

Operating expense increase to $113,422 from $0 for the Three Months Ending April 30, 2017 and 2016, respectively. The increase in operating expenses is primarily due to the build out and improvements of the Company’s greenhouse space.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

As of April 30, 2017 and we had $2,876 in cash and $14,000 in security deposit. The Company also had $7,108 in liabilities that reflect accrued labor expenses. Our cash position is insufficient and as such we plan to raise additional debt and equity financing to meet our obligations as they become due.

Cash flow

At April 30, 2017, we had cash and cash equivalents of $1,906. We currently expect that our cash on hand, and our cash flow from operations will not be sufficient to meet our anticipated cash requirements. As such, the Company will need to raise additional capital through equity or debt transactions.

	Six months ended April 30,
	2017	2016

Cash flows provided by:
Operating activities – cash flows used in	$(121,294)	$-
Financing activities – cash flows provided by	123,200	-
Increase in cash	$1,906	$-

Cash Flows Provided by Operating Activities

Net cash used in operating activities is primarily made up of net loss from operations of $114,402 and security deposit for lease of $14,000 for the six months ended April 30, 2017.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was primarily from note payable of $123,200 for the six months ended April 30, 2017.

Contractual Obligations

Long-term Debt: The Company entered into borrowing arrangements with a third party not related to the Company. The notes are due on December 31, 2018. The notes accrued interest at 0% for the initial 9 months and then 5% on annual rate thereafter.

On March 1, 2017, the Company executed a lease for 12,000 square feet green house space and 1,000 square of warehouse space expiring March 31, 2020. The monthly lease is $7,000 per month.

The Company has aggregate future minimum lease commitments as of April 30, 2017 is as follows:

Years ended April 30,	Amount
2018	$84,000
2019	84,000
2020	77,000
Total	$245,000

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of April 30, 2017.

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

JOBS Act

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2019.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company, as a smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective.

Significant Deficiencies in Disclosure Controls And Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal ended March 31, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended April 30, 2017 that was not previously disclosed in our filings during that period.

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

SUNSET ISLAND GROUP, INC.

June 14, 2017	By:	/s/ Valerie Baugher
Valerie Baugher
CEO

