Form 10-Q
period 2017-07-31
Sunset Island Group
filed 2017-09-19
CIK 1689066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended July 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 14, 2017, there were 4,671,771 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Sunset Island Group, Inc.
Condensed Consolidated Balance Sheet

	July 31, 2017	October 31, 2016
	(unaudited)
ASSETS:
Current assets:
Cash	$-	$970
Total current assets	-	970
Other assets:
Security deposit	14,000	-
Total other assets	14,000	-

Total assets	$14,000	$970

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:

Bank indebtedness	$734	$-
Accrued liabilities	16,227	-
Total current liabilities	16,961	-
Notes payable (Related Party)	281,700
Notes payable (Officer)	3,333
Total liabilities	301,994	-

Stockholders’ Equity (Deficit):
Preferred Stock, par value $0.0001, 30,000,000 shares authorized:
Series A Convertible Preferred Stock, 4,600,000 shares designated, no shares issued and outstanding	-	-
Series B Preferred Stock, 8,000,000 shares designated, no shares issued and outstanding	-	-
Common Stock, par value $.0001, 100,000,000 shares authorized, 50,031,771 issued and outstanding	5,003	5,003
Additional paid in capital	5,997	5,997
Accumulated deficit	(298,994)	(10,030)
Total stockholders’ equity (deficit)	(287,994)	970
Total liabilities and stockholders’ equity (deficit)	$14,000	$970

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Island Group, Inc.
Condensed Consolidated Statement of Operations (unaudited)

	Nine Months ending		Three Months ending
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	288,964	-	174,562	-
Total operating expenses	288,964	-	174,562	-

Loss from operations	(288,964)	-	(174,562)	-
Income tax provision	-	-	-	-

Net Loss	$(288,964)	$-	$(174,562)	$-

Net loss per share, basic and diluted	$(0.0058)	$-	$(0.0035)	$-
Weighted average number of shares outstanding, basic and diluted	50,031,771	-	50,031,771	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Island Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ending	Nine Months Ending
	July 31, 2017	July 31, 2016
Cash flows from operating activities:
Net loss	$(288,964)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Security Deposit	(14,000)	-
Bank indebtedness	734
Accrued liabilities	16,227	-
Net cash used in operating activities	(286,003)	-

Cash flows from financing activities:
Proceeds from note payable (related party)	281,700
Proceeds from note payable (officers)	4,983	-
Repayments of note payable (officers)	(1,650)
Net cash provided by financing activities	285,033	-

Net decrease in cash during the period	(970)	-
Cash balance, beginning of period	970	-

Cash balance, end of period	$-	$-

Supplementary information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Island Group, Inc.

(formerly Battle Mountain Genetics, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Our Company

Sunset Island Group, Inc. is a Colorado corporation. The Company’s principal line of business is the cultivation of medical cannabis. The Company has leased green house space in Northern California that has been approved for cannabis cultivation. The greenhouse is 12,000 square feet; however, the Company is currently operating on approximately 22,000 square feet. This includes the 12,000 square feet of greenhouse space which 10,000 square feet is used for cultivation and 2,000 us used as staging area for planting and harvesting. The Company is currently looking to expand to approximately 154,000 and has been in discussions with or current landlord about expanding to 154,000. Our landlord has over 750,000 square feet of space becoming available shortly. However, the company has recently begun to look at other locations that are nearby the current operations. The Company has agreed to acquire 6,000 square feet of a neighbor’s greenhouse and expects that the agreement to be in place October 1, 2017. The Company is currently in discussions to acquire the neighbors entire 34,000 and is looking an additional 100,000 square feet that is close to the current operations.

The Company operates the greenhouses in Monterrey County which allows permits for cannabis cultivation in greenhouses that where existing prior to January 1, 2016. The Company is working on filing its permit with the County. Originally, the County required all permits to be filed prior to August 12, 2017 for operations to continue to operate. However, the county revised the deadline to January 1, 2018. The Company’s landlord has filed its land use permit with the county which covers the Company’s operations and includes our CEO on the permit application. The company has begun its permit process with the County. Until the permit is approved, the Company operates under the medical cannabis laws of the State of California.

Additionally, the Company will be consulting and advising clients that operate in the medical marijuana business by providing clients a licensed manufacturing facility to produce products such as oils and edibles. However, the company is waiting for the State of California to finalize the licensing process and requirements for licensed manufacturing facilities before implementing this segment. The Company has no current timetable since licenses may not be applied for until January 1, 2018.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2017 are not necessarily indicative of the results that may be expected for the year ending October 31, 2017. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2016 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended October 31, 2016 included in the Company’s S-1/A as filed with the Securities and Exchange Commission on July 28, 2017.

Consolidation Policy

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Battle Mountain Genetics, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired. As of July 31, 2017, and October 31, 2016, cash primarily consists of cash on hand and in bank. As of July 31, 2017 and October 31, 2016, cash held in bank was $0 and $970, respectively. As of July 31, 2017, bank indebtedness was $734.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2017. The carrying values of our financial instruments, including, cash and cash equivalents, accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See notes 5 and 6.

Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, “Revenue Recognition,” (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or is determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts.

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development.

Recently Issued Accounting Standards

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

The Company has aggregate future minimum lease commitments as of July 31, 2017 is as follows:

Years ended April 30,	Amount
2018	$84,000
2019	84,000
2020	77,000
Total	$245,000

NOTE 5– NOTE PAYABLE (Related Party)

During the Nine months ended July 31, 2017, the Company issued a 5% Note to shareholder of the Company for $281,700. The note is due on December 31, 2018. The note accrued interest at 0% for the initial nine months and then 5% on annual rate thereafter. As of July 31, 2017 and October 31, 2016, the notes payable to the related party was $281,700 and $0, respectfully. During the periods ended July 31, 2017 and October 31, 2016, the note payable incurred no interest expense.

NOTE 6– NOTE PAYABLE (Officer)

During the Nine months ended July 31, 2017, the Company received advances from an officer of the Company at the amount of $4,983 and repaid to her at $1,650. The note is due on December 31, 2018. The notes accrued interest at 0% for the initial 9 months and then 5% on annual rate thereafter. As of July 31, 2017 and October 31, 2016, the note payable to the officer was $3,333 and $0, respectively. During the periods ended July 31, 2017 and October 31, 2016, the note payable incurred no interest expense.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Colorado, as follows:

•	Effective August 20, 2017, the Company authorized 4,600,000 shares of its Series A Preferred Stock.
•	Effective September 7, 2017, the Company authorized 8,000,000 shares of its Series B Preferred Stock.
•	Effective August 8, 2017, the Company reduced the total number of authorized shares of common stock of the Company by 400 Million shares. The total number of authorized shares of the Company is now 100 Million shares of Common Stock.

Preferred Stock

The Company has authorized 30,000,000 preferred shares with a par value of $0.0001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series A Convertible Preferred Stock

The Company has designated 4,600,000 shares of Series A Convertible Preferred Stock. The Series A Preferred Stock may convert into Common Stock at a rate equal to 10 shares of common stock for each share of Series A Preferred stock. In the event that any cash dividend on the Common Stock is declared by the Board, the Board shall simultaneously declare a dividend for each share of Series A Preferred Stock in an amount equal to the product of (i) the per share dividend declared and to be paid in respect of each share of Common Stock and (ii) the amount of common stock the Series A Preferred Stock is convertible into under the designation.

Series B Preferred Stock

The Company has designated 8,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has no conversion right or no voting rights. The shareholders of the Series B Preferred will be entitled to $200 per pound that is sold by the Company which is divided by the outstanding shares of the Series B Preferred.

As of July 31, 2017, the Company had no shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As at July 31, 2017 and October 31, 2016, the Company had 50,031,771 shares of common stock issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Dividend – On August 30, 2017, the Company filed with FINRA its corporate notice for the cash dividend. The record date for the dividend is September 15, 2017 at a rate of $.001 per share with payment date of September 25, 2017. FINRA requires 10-day notice before the record date of the dividend.

Cancelation of common stock - On August 31, 2017, the Company finalized the cancelation of the 46,000,000 shares of common stock and issued 4,600,000 shares of its Series A Preferred Stock to its officers.

Issuance of common stock – Subsequent to July 31, 2017, the Company sold 640,000 shares of common stock at $0.10 per share for proceeds of $64,000, under its Registration statement.

Issuance of preferred stock for debt: On September 8, 2017, the Company converted its note payable into its new Series B Preferred Stock. The Preferred Stock has no conversion right or no voting rights. The shareholders of the Series B Preferred will be entitled to $200 per pound that is sold by the Company. The Company issued 305,700 shares for the $305,700 note payable.

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

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

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

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the consolidated financial statements included herein.

Results of Operations and Financial Condition for the Nine Months ending July 31, 2017 and 2016

	Nine Months ending July 31, 2017	Nine Months ending July 31, 2016	Three Months ending July 31, 2017	Three Months ending July 31, 2016

Revenue	$-	$-	$-	$-

Operating Expenses
SG&A	288,964	-	174,562	-
Total operating expenses	288,964	-	174,562	-

We have generated $0 in revenues as of July 31, 2017.

Operating expense increase to $288,964 from $0 for the Nine Months Ending July 31, 2017 and 2016, respectively. The increase in operating expenses is primarily due to increase in labor and expenses related to preparing the Company’s greenhouse space for planting.

Operating expense increase to $174,562 from $0 for the Three Months Ending July 31, 2017 and 2016, respectively. The increase in operating expenses is primarily due to increase in labor and expenses related to preparing Company’s greenhouse space.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

As of July 31, 2017 and we had $0 in cash and $14,000 in security deposit. The Company also had $7,389 in liabilities that reflect accrued labor expenses and $8,838 in liabilities that reflect accrued utilities expenses. Our cash position is insufficient and as such we plan to raise additional debt and equity financing to meet our obligations as they become due.

Cash flow

At July 31, 2017, we had cash and cash equivalents of $0. We currently expect that our cash on hand, and our cash flow from operations will not be sufficient to meet our anticipated cash requirements. As such, the Company will need to raise additional capital through equity or debt transactions.

	Nine months ended July 31,
	2017	2016

Cash flows provided by:
Operating activities – cash flows used in	$(286,003)	$-
Financing activities – cash flows provided by	285,033	-
Increase (decrease) in cash	$(970)	$-

Cash Flows Provided by Operating Activities

Net cash used in operating activities is primarily made up of net loss from operations of $288,964, $16,227 in accrued liabilities, and security deposit for lease of $14,000 for the nine months ended July 31, 2017.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was primarily from related party notes payable, of $285,033 for the nine months ended July 31, 2017.

Contractual Obligations

Long-term Debt: The Company entered into borrowing arrangements with Novus Group. The notes are due on December 31, 2018. The notes accrued interest at 0% for the initial 9 months and then 5% on annual rate thereafter.

During the Nine Months ending July 31, 2017, Valerie Baugher lent the Company $4,983 and was repaid $1,650 leaving a balance owed of $3,333. Ms. Baugher is a related party and affiliate of the company based on here status as an officer, director and 10% shareholder. The notes are due on December 31, 2018. The notes accrued interest at 0% for the initial 9 months and then 5% on annual rate thereafter.

On March 1, 2017, the Company executed a lease for 12,000 square feet green house space and 1,000 square of warehouse space expiring March 31, 2020. The monthly lease is $7,000 per month.

The Company has aggregate future minimum lease commitments as of July 31, 2017 is as follows:

Years ended July 31,	Amount
2018	$84,000
2019	84,000
2020	77,000
Total	$245,000

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of July 31, 2017.

Dividend Policy

The Company has not paid dividends on its Common Stock in the past. On August 30, 2017, the Company filed with FINRA its corporate notice for the cash dividend. The record date for the dividend is September 15, 2017 at a rate of $.001 per share with payment date of September 25, 2017. FINRA requires 10-day notice before the record date of the dividend. The Company will be announcing monthly cash dividends to its shareholders.

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

Item 4. Controls and Procedures.

Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures.

Our company’s management, with the participation of our company’s Chief Executive and Chief Financial Officer, evaluated the effectiveness of our company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, with the participation of the Chief Executive and Chief Financial Officer, concluded that our company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, are not functioning effectively to provide reasonable assurance that the information required to be disclosed by our company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our company’s management, including our company’s Chief Executive and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of July 31, 2017.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended July 31, 2017 that was not previously disclosed in our filings during that period.

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

SUNSET ISLAND GROUP, INC.

September 19, 2017	By:	/s/ Valerie Baugher
Valerie Baugher
CEO

