Form 10-K
period 2017-10-31
Sunset Island Group
filed 2019-03-25
CIK 1689066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 333-214643

Sunset Island Group, Inc.
(Exact name of registrant as specified in its charter)

Colorado	82-08844860
(State of Incorporation)	(I.R.S. Employer Identification No.)

555 N. El Camino Real #A418, San Clemente, CA	92672
(Address of principal executive offices)	(Zip Code)

(424) 239-6230

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (April 30, 2017), was approximately: $1,023,486 (5,386,771 shares were held by non-affiliates).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of February 28, 2019
Common stock, par value $0.0001 per share	5,386,771

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions provided for under these sections. Our forward-looking statements include, without limitation:

•	Statements regarding future earnings;
•	Estimates of future mineral production and sales, for specific operations and on a or equity basis;
•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a basis;
•	Estimates of future cash flows;
•	Estimates of future capital expenditures and other cash needs, for specific operations and on a basis, and expectations as to the funding thereof;
•	Estimates regarding timing of future capital expenditures, construction, production or closure activities;
•	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans for these deposits;
•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;
•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;
•	Statements regarding the availability and costs related to future borrowing, debt repayment and financing;
•	Statements regarding modifications to hedge and derivative positions;
•	Statements regarding future transactions;
•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate; and
•	Estimates of future costs and other liabilities for certain environmental matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

The Company maintains an internet website at www.sunsetislandgroup.com. The Company makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department.

ITEM 1. BUSINESS

Corporate Background and Our Business

Business Of The Registrant

Sunset Island Group, Inc. was originally incorporated in the State of Colorado on September 29, 2005 under the name of Titan Global Entertainment, Inc. On May 7, 2008, the Company changed its name to Sunset Island Group.

The Company’s principal line of business is the cultivation of cannabis. The Company operates through its wholly owned subsidiary VBF Brands. VBF Brands owns and operates the licensed cannabis activities of the Company.

The Company has leased green house space in Northern California. The Company currently leases the following: greenhouse space of approximately 12,000 square feet; bare land of approximately 10,000 square feet that can rebuilt for greenhouse use; approximately 2,000 square feet of nursery greenhouse space; 1,200 square feet for drying and curing approximately 400 square feet used for manufacturing operations; approximately 500 square feet for its trimming activities; and approximately 300 square feet for its distribution

Governmental Licensing

The State of California requires company engaged in the cannabis operations to be licensed by the State of California. The Company is regulated by the following entities in California

The Bureau of Cannabis Control (Bureau) is the lead agency in regulating commercial cannabis licenses for medical and adult-use cannabis in California. The Bureau is responsible for licensing retailers, distributors, testing labs, microbusinesses, and temporary cannabis events.

CalCannabis Cultivation Licensing, a division of the California Department of Food and Agriculture (CDFA), ensures public safety and environmental protection by licensing and regulating commercial cannabis cultivators in California.

Manufactured Cannabis Safety Branch, a division of the California Department of Public Health, (CDPH). MCSB is responsible for regulation of all commercial cannabis manufacturing in California. MCSB strives to protect public health and safety by ensuring commercial cannabis manufacturers operate safe, sanitary workplaces and follow good manufacturing practices to produce products that are free of contaminants, meet product guidelines and are properly packaged and labeled.

These 3 division require the company to licensing packages and be compliant with all local, state and environmental regulations. The Company estimates that the cost of licensing each year will be approximately $50,000 - $100,000 per year. The amount will vary year to year depending on what changes have been made to regulations and if any upgrades would be required to be made on the property.

The Company currently is licensed by the State of California for the following activities:

License Type	License Number
Cannabis Cultivation	PAL18-0000119 (Provisional)
Cannabis Cultivation Nursery	TAL18-0008563
Medical Use Manufacturing License	CDPH-T00000243
Adult Use Manufacturing License	CDPH-T00000244
Adult Use and Medicinal Distribution	C11-18-0000257-Temp

Operations

The Company operates through its wholly owned subsidiary VBF Brands. VBF Brands operated as a Nonprofit Mutual Benefit entity until December 21, 2017 when it was converted to a For Profit entity. Prior to December 21, 2017, VBF Brands operated as a collective under the Compassionate Use Act. Since VBF Brands was operating as a Nonprofit until December 21, 2017, the Company determined that it cannot book any revenue from the activities associated while it operated as collective under the Compassionate Use Act and as a non-profit. However, the Company will book the revenue generated by VBF Brands since December 21, 2017. The Company previously was operating through its subsidiary Battle Mountain Genetics; however, upon the conversion of VBF Brands to a for profit entity the Company has been operating all of its cannabis actives through VBF Brands.

The Company grows its own cannabis plants through its Cannabis Cultivation License. The material grown and harvested from its cultivation operations are either packaged and sold through the Company’s Distribution license or processed through its Manufacturing license which is later sold through its Distribution license. This allows the Company to sell its own manufactured or other products with a reduced cost to produce since it grew its own raw materials.

Expansion

The Company has been in the process of retro fitting our current greenhouse and expanding our operations. The Company has completely overhauled and retrofitted the greenhouse operations. The retro fit has taken over 15 months to date and is continuing. The company has completed the following items as part of the retrofit:

1.	Completed rewiring the greenhouse to provide the additional power needs for the retrofit. Additionally, rewiring will be completed once the utility has increased the amount of power to the property (which it is currently doing)
2.	Installed 54 LED lights in our grow bays. See below as the company will install additional lights in future.
3.	Installed atmospheric sensors in the greenhouse. The sensors provide wireless thermometer / hygrometer readings with alerts. The sensors allow the company to monitor the Sensor Push sensors remotely and with the cloud service we can receive current conditions, alerts and the full data history of each grow bay.
4.	Built out new dry rooms.
5.	Built out new trim rooms.
6.	Built out new manufacturing room capable of making C02 oil and distillates.
7.	Built out new distribution room.
8.	Installed cameras in the greenhouse and dry/trim rooms, manufacturing room and distribution room.
9.	Acquired new trimming machine
10.	Built new nursery space of approximately 2,000 square feet
11.	Installed 3 new Modine heaters in the greenhouse
12.	Converted its nursery bay into a grow bay
13.	Light dep the outside of the greenhouse (previously the company had each bay light dep which increase humidity and moisture in the greenhouse)
14.	Acquired machine necessary to make pre-rolls for sale
15.	Created a strain of cannabis that is grown by the Company (named “Cookies In The Sky”)

Future Expansion

1.	Complete label and packaging that are compliant with new state laws. This will allow company to package products individually instead of selling in bulk. Individually packaged products generate higher margins.
2.	Purchase new commercial fans to increase air flow throughout the greenhouse
3.	Purchase to dual end lights for the greenhouse to allow better lighting in winter months and to allow tiers to be built
4.	Expand current greenhouse foot print from 12,000 to between 22.000 and 40,000. The Company has acquired the rights to approbatively 12,000 square feet of bare land on the current property to expand its current house. 2,000 square feet are currently used for other operations. The Company hopes to build a 2 story facility that would allow greenhouse space on the top floor and allow for distribution, nursery, manufacturing and indoor cultivation on the 1st floor.

Research and Development

Since the adoption of the Medicinal and Adult-Use Cannabis Regulation and Safety Act (MAUCRSA) the commercial landscape of the cannabis businesses in California has changed. The Company has been researching which strains produce the best in the unique climate of Monterrey Valley and in a greenhouse. The Company’s greenhouse operations are located in an area between the mountains where fog creates high levels of humidity and moisture, particularly at night. Cannabis has rarely been grown in greenhouse in Monterrey county prior to the passing of MAUCRSA. As a result, the Company has been testing various strains that would be high produces but also reduce mold from the high humidity and moisture. The Company’s goal is two grow only two strains of cannabis. The Company has identified which strains it intends to grow and has established its own stain (Cookies In The Sky) as well.

Additionally, the Company has been reviewing what products generate the highest returns. The price of flower in California is low and the Company doesn’t know if the price of flower will ever reach the prices seen before MAUCRSA. As such, the Company (based on its testing and research) has decided that it will process its harvests into oil/distillates and Pre-rolls. The Company is constantly reevaluating the market and its prices and will adjust as necessary.

Dependence on one or a few major customers

The Company isn’t dependent on one or a few major customers.

Patents, Trademarks, Licenses, Agreements or Contracts

None

Employees

The Company currently has 7 employees of which 6 are full time.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Registration Statements on Form S-1, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

The Company leases property at 20420 Spence Road, Salinas, California.

The Company has leased green house space in Northern California. The Company currently leases the following: greenhouse space of approximately 12,000 square feet; bare land of approximately 10,000 square feet that can rebuilt for greenhouse use; approximately 2,000 square feet of nursery greenhouse space; 1,200 square feet for drying and curing approximately 400 square feet used for manufacturing operations; approximately 500 square feet for its trimming activities; and approximately 300 square feet for its distribution

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable to the company. Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) requires operators of coal or other mines to include in their periodic and current reports disclosures regarding certain safety violations, orders and regulatory actions.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted on the OTC Pink under the symbol “SIGO.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Pink for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.

Common Stock
Fiscal Year 2017	High	Low
First Quarter	15.00	3.30
Second Quarter	4.75	0.10
Third Quarter	0.35	0.06
Fourth Quarter	2.25	0.20

Common Stock
Fiscal Year 2016	High	Low
First Quarter	25.00	15.00
Second Quarter	30.00	16.00
Third Quarter	80.40	15.20
Fourth Quarter	30.00	10.00

Holders of Common Equity

As of October 31, 2017 there were 4,871,771 common shares outstanding. During the fiscal year 2017, the high and low sales prices of our common stock on the OTC Markets were $15 and $0.06, respectively, and we had 310 holders of record of our common stock.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as a “penny stock” under applicable securities regulations. Our stock therefore is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

Cleartrust, LLC is the transfer agent for our common stock. Their principal office of is located at 16540 Pointe Village Dr, Suite 205, Lutz, Florida 33558 and its telephone number is 813.235.4490.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy;

•	our possible financings; and

•	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto, included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this report, particularly in the “Risk Factors” section.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the coming year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

Business of the Registrant

Sunset Island Group, Inc. is a Colorado corporation. The Company’s principal line of business is the cultivation of medical cannabis. The Company operates through its wholly owned subsidiary VBF Brands. VBF Brands owns and operates the licensed cannabis activities of the Company.

The Company has leased green house space in Northern California. The Company currently leases the following: greenhouse space of approximately 12,000 square feet; bare land of approximately 10,000 square feet that can rebuilt for greenhouse use; approximately 2,000 square feet of nursery greenhouse space; 1,200 square feet for drying and curing approximately 400 square feet used for manufacturing operations; approximately 500 square feet for its trimming activities; and approximately 300 square feet for its distribution

The Company currently is licensed by the State of California for the following activities:

License Type	License Number
Cannabis Cultivation	TAL17-0000526
Cannabis Cultivation Nursery	TAL18-0008563
Medical Use Manufacturing License	CDPH-T00000243
Adult Use Manufacturing License	CDPH-T00000244
Adult Use and Medicinal Distribution	C11-18-0000257-Temp

Operations

The Company operates through its wholly owned subsidiary VBF Brands. VBF Brands operated as a Nonprofit Mutual Benefit entity until December 21, 2017 when it was converted to a For Profit entity. Prior to December 21, 2017, VBF Brands operated as a collective under the Compassionate Use Act. Since VBF Brands was operating as a Nonprofit until December 21, 2017, the Company determined that it cannot book any revenue from the activities associated while it operated as collective under the Compassionate Use Act and as a non-profit. However, the Company will book the revenue generated by VBF Brands since December 21, 2017. The Company previously was operating through its subsidiary Battle Mountain Genetics; however, upon the conversion of VBF Brands to a for profit entity the Company has been operating all of its cannabis actives through VBF Brands.

Results Of Operations

There is limited historical financial information about us upon which to base an evaluation of our performance, as operations commenced on September 29, 2016. We are in the early stages of developing operations. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to filings and regulatory compliance.

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended October 31, 2017 and the period from inception (September 29, 2016) through October 31, 2016, which are included herein.

Year Ended October 31, 2017 compared to Period from Inception September 29, 2016 through October 31, 2016

Statement of Operations Data:	Year Ended October 31, 2017	From Inception September 29, 2016 Through October 31, 2016	Changes

Revenue	$-	$-	$-
Operating expenses	690,688	10,030	680,658
Net loss	$690,688	$10,030	$680,658

To date, we have not earned any revenues from operations.

During the year ended October 31, 2017, we incurred a net loss of $690,688, as compared to $10,030 for the period from Inception (September 29, 2016) through October 31, 2016 due to the increase in operation expenses.

Operating expense was $690,688 for the year ended October 31, 2017, increased by $680,658 from $10,030 for the comparative period. The increase in operating expenses is primarily due to the increase in labor, supplies and greenhouse lease related to the cultivation of medical cannabis with the operations commenced in March 2017.

Liquidity and Capital Resources

Working Capital

	As of	As of
	October 31,	October 31,
Balance Sheet Data:	2017	2016	Changes

Cash and cash equivalents	$24,656	$970	$23,686

Total current assets	$24,656	$970	$23,686
Total current liabilities	$74,731	$-	$74,731
Working capital (deficiency)	$(50,075)	$970	$(51,045)

As of October 31, 2017 and 2016, our cash was $24,656 and $970, respectively. Because we have not generated any revenues, we depend on proceeds from the sales of securities and loans to finance our operations.

As of October 31, 2017, we experienced a decrease in our working capital of $51,045, as compared to October 31, 2016. The decrease in working capital during the year ended October 31, 2017 was primarily from increase in current liabilities mainly due to increases in dividend payable and accounts payable and accrued liabilities.

Cash Flows

Cash Flow Data:	Year Ended October 31, 2017	From Inception September 29, 2016 Through October 31, 2016	Changes

Cash Flows used in Operating Activities	$(678,871)	$(10,030)	$(668,841)
Cash Flows used in Investing Activities	-	-	-
Cash Flows provided by Financing Activities	702,557	11,000	691,557
Net Increase in Cash During Period	$23,686	$970	$22,716

Cash Flow from Operating Activities

For the year ended October 31, 2017, net cash used in operating activities was $678,871, related to net loss of $690,688, increased by a decrease in deposits of $14,000 and decreased by an increase in accounts payable and accrued liabilities of $25,817.

For the period from inception (September 29, 2016) through October 31, 2016, net cash used in operating activities was $10,030 related to net loss incurred during the period.

Cash Flow from Investing Activities

For the year ended October 31, 2017 and the period from inception (September 29, 2016) through October 31, 2016, we had no investing activities.

Cash Flow from Financing Activities

For the year ended October 31, 2017, net cash provided by financing activities was $702,557, mainly attributed to proceeds from issuance of promissory notes to a related party of $363,200, contribution to capital from an officer of the Company of $240,115 , proceeds from issuance of common shares of $84,000, proceeds from stock subscriptions of $50,000, proceeds from a related party of $7,173, offset by repayment of promissory notes to a related party of $33,000, dividend paid of $4,643 and repayment to a related party of $4,288.

For the period from inception (September 29, 2016) through October 31, 2016, net cash provided by financing activities was $11,000 related to proceeds from issuance of common shares.

Limited Operating History; Need for Additional Capital

If the Company is not able to raise or secure the necessary funds required to maintain our operations and fully execute our business, then the Company would be required to cease operations.

In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months. We believe our currently available capital resources will allow us to begin operations and maintain its operation over the course of the next 12 months; however, our other expansion plans would be put on hold until we could raise sufficient capital.

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $15,000 - $20,000 to pay for our accounting and audit requirements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. These reasons raise substantial doubt for our auditors about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Dividend Policy

The Company has paid dividends on its Common Stock in the past. On August 30, 2017, the Company declared a cash dividend on its common stock of $0.001 per share, with a record date of September 15, 2017. As of October 30, 2017, the Company has paid $4,643 in dividends and recorded a dividend payable of $46,029.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on our company's financial statements.

Emerging Growth Company Status

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act, commonly referred to as the JOBS Act. We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•

not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a “smaller reporting company,” which includes issuers that had a public float of less than $ 75 million as of the last business day of their most recently completed second fiscal quarter);

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In other words, an “emerging growth company” can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of the extended transition period provided in Securities Act Section 7(a) (2) (B). The Company has elected to take advantage of this extended transition period and, as a result, our financial statements may not be comparable to the financial statements of other public companies. Accordingly, until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a) (2) (B), upon the issuance of a new or revised accounting standard that applies to your financial statements and has a different effective date for public and private companies, clarify that we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Our Website.

Our website can be found at www.sunsetislandgroup.com

Intellectual Property

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and Reports of Independent Registered Public Accounting Firms are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about August 24, 2018 The Board of Directors of Sunset Island Group (the "Company"), acting as the Company’s Audit Committee, announces that it has appointed BF Borgers, CPA PC (“Borgers”) as Sunset Island Group’s independent auditors for the 2017 and 2018 fiscal year, replacing Benjamin & Young, LLP ("B&Y").

This action effectively dismisses Benjamin & Young as the Company's independent auditor for the fiscal year ending October 31, 2017. Benjamin & Young did not issue any report on the Company's consolidated financial statements. For the period from May 16, 2017 (B&Y’s appointment) through to the date of this form 8-K, there were no substantial disagreements with Benjamin & Young, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, remain unresolved and there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

For the years ended October 31, 2016 and through the date of this form 8-K, neither the Company nor anyone acting on the Company's behalf has consulted the entity of Borgers regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did the entity of Borgers provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

The Board of Directors of Sunset Island Group (the "Company"), acting as the Company’s Audit Committee, announces that it has appointed Benjamin & Young, LLP ("B&Y") as Sunset Island Group’s independent auditors for the 2017 fiscal year, replacing Simon & Edward, LLP ("Simon"). B&Y’s address is 1100 N. Tustin Avenue, 2nd floor Anaheim, CA 92807

This action effectively dismisses Simon & Edward as the Company's independent auditor for the fiscal year ending October 31, 2017. The report of Simon & Edward on the Company's consolidated financial statements for the year ended October 31, 2016 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that each such report included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern and stated that the Company’s consolidated financial statements for the years ended October 31, 2016, respectively, were prepared assuming that we would continue as a going concern.

For the years ended October 31, 2016 through the date of this Form 8-K, there have been no disagreements with Simon & Edward on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Simon & Edward’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the years ended October 31, 2016 and through the date of this Form 8-K, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2017. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013 framework). The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of October 31, 2017:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2020 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties/ Ineffective controls over financial reporting: The company intends to hire additional staff members, either as employees or consultants, prior to October 31, 2020. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year.

No audit committee: After the election of the independent directors at the 2020 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Written Policies & Procedures: We lack written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including revenue, cost of sales and inventory transactions, and preparing, reviewing and submitting SEC filings in a timely manner.

Controls: A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company will need to hire additional staff to assist that the Company has sufficient controls in place. It is anticipated the cost of the new staff members will be approximately $60,000 per year.

Management’s Remediation Initiatives

As our resources allow, we will add financial personnel to our management team. We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. We will also create an audit committee made up of our independent directors.

As of October 31, 2017, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire new staff members.

(b) Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2017, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
Valerie Baugher	43	President/CFO/CEO and Director

Valerie Baugher, CEO/Director/President. Ms. Baugher is our CEO, President and a member of the Board of Directors. Ms. Baugher was appointed as our President, CFO, and Director on October 30, 2016 and become our CEO on October 26, 2017. Previous, Ms. Baugher worked as Manager of Dispensary Relations for Von Baron Farms, a medical marijuana edible company. From 2005 through September 2015, Ms. Baugher worked as a consultant for various business in California. Ms. Baugher’s consulting services related to general business and marketing. Additionally, In March 2014 Ms. Baugher was located in Oakland, CA consulting in the medical marijuana industry. Ms. Baugher relocated to the Sothern California area in October 2016 to begin working with Mr. Magallanes with regard to the Company’s operations Ms. Baugher, has a B.A.in history from California State at San Marcos. Ms. Baugher background in the medial marijuana industry led to our conclusion that she should serve as a director in light of our business and structure.

Except as stated above, none of the Companies or entities Ms. Baugher has previously worked for is a parent, subsidiary or other affiliate of the Company.

Committees of the Board of Directors

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the sole director acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its development stage. However, the sole director will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops.

Audit Committee Financial Expert

Ms. Baugher does not qualify as an “audit committee financial expert.” The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between our current directors and officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

				Stock	All other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	TOTAL
Valerie Baugher	2017	$18,400	-	-		$18,400
	2016	$-	-	-	-	$-

Except as stated above, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended October 31, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended October 31, 2017 there were no options exercised by our named officers.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 28, 2019, with respect to the beneficial ownership by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company’s officers and directors; and (iii) the Company's officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Sunset Island Group, Inc., 20420 Spence Road, Salinas, California

Name and Address	Common Stock Shares Beneficially Owned		Percentage Class	Total Voting Power
Valerie Baugher	39,560,000	(1)	73.6%	73.6%
Total, Director and Officers as a group	39,560,000		73.6%	73.6%
T.J. Magallanes	6,440,000	(2)	18.4%	18.4%
Total 5% and greater shareholders as a group	6,440,000		18.4%	18.4%

_______________

(*)	Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person or entity shown in the table.
(1)	Ms. Baugher owns 3,956,000 shares of Preferred Stock that is convertible into 39,560,000 shares of common stock
(2)	Mr. Magallanes owns 644,000 shares of Preferred Stock that is convertible into 6,440,000 shares of common stock

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Valerie Baugher.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Note Payable

During the year ended October 31, 2017, the Company issued various 5% notes to Novus Group, for gross proceeds of $363,200. The notes are due on December 31, 2018 or December 31, 2019. The notes accrue interest at 0% for the initial nine months and then 5% on annual rate thereafter. During the year ended October 31, 2017, the Company repaid $33,000. As of October 31, 2017 and 2016, the notes payable was $330,200 and $0, respectfully. During the years ended October 31, 2017 and 2016, the notes payable incurred no interest expense.

Due to Related Party

During the year ended October 31, 2017, the Company received advances from an officer of the Company at the amount of $6,173 and repaid to her at $4,288. The loans are due on demand and non-interest bearing. As of October 31, 2017 and 2016, due to the officer was $1,885 and $0, respectively.

Management Fees

During the year ended October 31, 2017 and 2016, the Company recorded management fees of $15,190 and $0, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2017 and for fiscal year ended October 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2017	October 31, 2016
Audit Fees	$22,500	$2,500
Audit Related Fees	$-	$-
Tax Fees	$-	$
All Other Fees	$-	$-
Total	$22,500	$2,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Restated Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on November 16, 2016)
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1, filed on November 16, 2016)
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2019.

SUNSET ISLAND GROUP, INC.

By:	/s/ Valerie Baugher
Name:	Valerie Baugher
Title:	President, Chief Executive Officer, Chief Financial Officer and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2019	By:	/s/ Valerie Baugher
	Name:	Valerie Baugher
	Title:	President, Chief Executive Officer, Chief Financial Officer and Director

SUNSET ISLAND GROUP, INC.

(formerly Battle Mountain Genetics, Inc.)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 and 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Sunset Island Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunset Island Group, Inc. (the "Company") as of October 31, 2017, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2018

Lakewood, CO

March 25, 2019

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

Sunset Island Group, Inc.

We have audited the accompanying consolidated balance sheet of Sunset Island Group, Inc. and subsidiary (the “Company”) as of October 31, 2016 and the related statements of expenses, changes in stockholders’ deficit, and cash flows for the period from September 29, 2016 (Inception) through October 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of October 31, 2016 and the results of their operations and their cash flows for the period from September 29, 2016(inception) through October 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss since inception and has generated no revenues, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Simon & Edward, LLP

November 11, 2016

Diamond Bar, California

SUNSET ISLAND GROUP, INC.
(formerly Battle Mountain Genetics, Inc.)
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$24,656	$970
Total Current Assets	24,656	970

Deposit	14,000	-
Total Assets	$38,656	$970

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$25,817	$-
Dividend payable	46,029	-
Due to related party	2,885	-
Total Current Liabilities	74,731	-

Notes payable – related party	330,200	-
Total Liabilities	404,931	-

Commitments and Contingencies (note 8)

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized;
Series A Convertible Preferred Stock, 4,600,000 shares designated, 4,600,000 and 0 shares issued and outstanding, respectively	460	-
Series B Preferred Stock, 8,000,000 shares designated, no shares issued and outstanding	-	-
Series C Convertible Preferred Stock, 500,000 shares designated, no shares issued and outstanding	-	-
Common Stock, par value $0.0001, 27,000,000 shares authorized (500,000,000 shares authorized at October 31, 2016), 4,871,771 and 50,031,771 shares issued and outstanding, respectively	487	5,003
Additional paid in capital	334,168	5,997
Subscriptions received - shares to be issued	50,000	-
Accumulated deficit	(751,390)	(10,030)
Total Stockholders' Equity (Deficit)	(366,275)	970

Total Liabilities and Stockholders' Equity (Deficit)	$38,656	$970

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNSET ISLAND GROUP, INC.
(formerly Battle Mountain Genetics, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31, 2017	From Inception September 29, 2016 Through October 31, 2016

Revenue	$-	$-

Operating Expenses
Labor	331,979	-
Supplies	114,896	-
General and administrative expenses	91,725	30
Lease	89,622	-
Officer payroll	38,168	-
Utilities	17,713	-
Professional fees	6,585	10,000
Total Operating Expenses	690,688	10,030

Loss from operations	(690,688)	(10,030)

Income tax provision	-	-

Net Loss	$(690,688)	$(10,030)

Net loss per common share – basic and diluted	$(0.02)	$(0.00)
Weighted average number of common shares outstanding	42,368,867	48,183,744

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNSET ISLAND GROUP, INC.
(formerly Battle Mountain Genetics, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional	Common Stock
	Series A Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Total
Inception - September 29, 2016	-	$-	-	$-	$-	$-	$-	$-

Founders' shares			46,000,000	4,600	(4,600)	-	-	-
Reverse merger adjustment			31,771	3	(3)	-	-	-
Common stock issued			4,000,000	400	10,600	-	-	11,000
Net loss for the period			-	-	-	-	(10,030)	(10,030)
Balance - October 31, 2016	-	-	50,031,771	5,003	5,997	-	(10,030)	970

Common stock issued	-	-	840,000	84	83,916	-	-	84,000
Cancellation of the founders' shares in exchange for Series A Preferred stock	4,600,000	460	(46,000,000)	(4,600)	4,140	-	-	-
Subscriptions received - shares to be issued	-	-	-	-	-	50,000	-	50,000
Contribution	-	-	-	-	240,115	-	-	240,115
Net loss for the year	-	-	-	-	-	-	(690,688)	(690,688)
Declaration of cash dividend	-	-	-	-	-	-	(50,672)	(50,672)
Balance - October 31, 2017	4,600,000	$460	4,871,771	$487	$334,168	$50,000	$(751,390)	$(366,275)

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNSET ISLAND GROUP, INC.
(formerly Battle Mountain Genetics, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended	From Inception September 29, 2016 Through
	October 31,	October 31,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(690,688)	$(10,030)
Change in operating assets and liabilities:
Deposit	(14,000)	-
Accounts payable and accrued liabilities	25,817	-
Net Cash Used in Operating Activities	(678,871)	(10,030)

Cash Flows From Financing Activities:
Proceeds from issuance of promissory notes – related party	363,200	-
Repayment of promissory notes – related party	(33,000)	-
Proceeds from related party	7,173	-
Repayment to related party	(4,288)	-
Proceeds from issuance of common shares	84,000	11,000
Proceeds from stock subscriptions	50,000	-
Contribution to capital	240,115	-
Dividends paid	(4,643)	-
Net Cash Provided by Financing Activities	702,557	11,000

Net change in cash and cash equivalents	23,686	970
Cash and cash equivalents, beginning of period	970	-
Cash and cash equivalents, end of period	$24,656	$970

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Cancellation of common stock in exchange for preferred stock	$4,600	$-
Common stock issued in reverse merger	$-	$3

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNSET ISLAND GROUP, INC.

(formerly Battle Mountain Genetics, Inc.)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2017 and 2016

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

On January 29, 2018, the Company received its Distributor licenses from the State of California for Adult Use and Medicinal Use.

Reverse Merger

On October 17, 2016, the Company executed a reverse merger with Battle Mountain Genetics, Inc. On October 17, 2016, the Company entered into an Agreement whereby the Company acquired 100% of Battle Mountain Genetics, Inc, in exchange for 50,000,000 shares of Sunset Island Group common stock. Immediately prior to the reverse merger, there were 30,894 common shares outstanding and no shares of Preferred shares outstanding. After the reverse merger, the Company had 50,031,771 Common shares outstanding and no shares of Preferred shares outstanding.

Battle Mountain Genetics was incorporated in the State of California on September 29, 2016. Battle Mountain Genetics, Inc. was the surviving Company and became a wholly owned subsidiary of Sunset Island Group. Sunset Island Group had no operations, assets or liabilities prior to the reverse merger. The financial statements reflected in this 10-K as of October 31, 2016, represents the period September 29, 2016 (date of inception) to October 31, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles of the United States (“GAAP”).

Consolidation Policy

The audited consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Battle Mountain Genetics, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired. As of October 31, 2017, and 2016, cash primarily consists of cash in bank. As of October 31, 2017 and 2016, cash was $24,656 and $970, respectively.

Basic and Diluted Net Loss Per Share of Common Stock

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

As at October 31, 2017, the Company has potentially 46,000,000 in dilutive securities, from outstanding Series A convertible preferred stock, which were excluded from the computation of diluted net loss per common share as the result of the computation was anti-dilutive.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2017. The carrying values of our financial instruments, including, cash and cash equivalents, accounts payable and accrued expenses; and dividend payable and due to related party approximate their fair values due to the short-term maturities of these financial instruments.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See notes 4.

Income Taxes

We account for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Revenue Recognition

The Company recognizes revenue in accordance with “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 requires that the criteria must be met before revenue can be recognized:

1.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.

2.	The Company can identify each party’s rights regarding the goods or services to be transferred.

3.	The Company can identify the payment terms for the goods or services to be transferred.

4.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).

5.

It is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. In evaluating whether collectability of an amount of consideration is probable, an entity shall consider only the customer’s ability and intention to pay that amount of consideration when it is due. The amount of consideration to which the entity will be entitled may be less than the price stated in the contract if the consideration is variable because the entity may offer the customer a price concession.

Research and Development Expenses

We follow ASC 730, “Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development.

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company's adoption date of Topic 606. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07 will have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued some accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared in conformity with GAAP, which contemplates the Company’s continuation as a going concern. The Company incurred operating losses of $690,688 during the year ended October 31, 2017 and has an accumulated deficit of $751,390 as of October 31, 2017.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Note Payable

During the year ended October 31, 2017, the Company issued various 5% notes to Novus Group, for gross proceeds of $363,200. The notes are due on December 31, 2018 or December 31, 2019. The notes accrue interest at 0% for the initial nine months and then 5% on annual rate thereafter. During the year ended October 31, 2017, the Company repaid $33,000. As of October 31, 2017 and 2016, the notes payable was $330,200 and $0, respectfully. During the year ended October 31, 2017 and period ended October 31, 2016, the notes payable incurred no interest expense.

Due to Related Party

During the year ended October 31, 2017, the Company received advances from an officer of the Company at the amount of $7,173 and repaid to her at $4,288. The loans are due on demand and non-interest bearing. As of October 31, 2017 and 2016, due to the officer was $1,885 and $0, respectively.

Management Fees

During the year ended October 31, 2017 and 2016, the Company recorded management fees of $38,168 and $0, respectively.

NOTE 5 – DIVIDEND PAYABLE

On August 30, 2017, the Company filed with FINRA its corporate notice for the cash dividend. The record date for the dividend was September 15, 2017 at a rate of $0.001 per share with payment date of September 25, 2017.

During the year ended October 31, 2017, the Company declared dividend at $50,672 and distributed cash dividend at $4,643. As of October 31, 2017, the dividend payable was $46,029.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Colorado, as follows:

•	Effective November 19, 2018, the Company designated 500,000 shares of Series C Preferred Stock.
•	Effective March 14, 2018, the Company reduced the total number of authorized shares of stock of the Company to 42,000,000 shares. The total number of authorized shares of the Company is currently 15,000,000 shares of preferred stock and 27,000,000 shares of Common Stock.
•	Effective September 7, 2017, the Company designated 8,000,000 shares of its Series B Preferred Stock.
•	Effective August 20, 2017, the Company amended the designated shares of Series A Preferred Stock to 4,600,000 shares.

Preferred Stock

The Company has authorized 15,000,000 preferred shares with a par value of $0.0001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series A Preferred Stock

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

As at October 31, 2017 and 2016, the Company had 4,600,000 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

Series B Preferred Stock

The Company has designated 8,000,000 shares of Series B Preferred Stock, with a face value of $1.00 per share. The Series B Preferred Stock has no conversion right or no voting rights. The shareholders of the Series B Preferred will be entitled to $200 per pound that the Company harvested from its cultivation operations, which is divided by the outstanding shares of the Series B preferred shares.

As at October 31, 2017 and 2016, the Company had no shares of Series B Preferred Stock issued and outstanding.

Series C Preferred Stock

The Company has designated 500,000 shares of Series C Convertible Preferred Stock. The Series C Preferred Stock has no voting rights. The Series C Preferred Stock may convert into Common Stock at a rate equal to 10 shares of common stock for each share of Series C Preferred stock. In the event that any cash dividend on the Common Stock is declared by the Board, the Board shall simultaneously declare a dividend for each share of Series C Preferred Stock in an amount equal to the product of (i) the per share dividend declared and to be paid in respect of each share of Common Stock and (ii) the amount of common stock the Series C Preferred Stock is convertible into under the designation.

As at October 31, 2017 and 2016, the Company had no shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 27,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended October 31, 2017 and 2016, the Company issued 1,340,000 and 4,000,000 common shares for proceeds of $134,000 and $11,000, respectively.

During the year ended October 31, 2017, the founders exchanged an aggregate of 46,000,000 shares of common stock for 4,600,000 shares of Series A Preferred stock.

As at October 31, 2017 and 2016, the Company had 4,871,771 and 50,031,771 shares of common stock issued and outstanding, respectively.

Additional paid in capital

During the year ended October 31, 2017, the Company’s officer contributed additional paid in capital in the amount of $240,115.

Subscriptions Received

On October 30, 2017, the Company received cash of $50,000 for the stock subscription at $0.10 per share and recorded this as subscriptions received – shares to be issued as of October 31, 2017. On November 1, 2017, 500,000 shares of common stock were issued.

NOTE 7 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company’s financial statements for the years ended October 31, 2017 and period ended October 31, 2016, reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of October 31, 2017 and 2016 are as follows:

	October 31,	October 31,
	2017	2016
Net Operating loss carryforward	$751,390	$10,030
Effective tax rate	21%	21%
Deferred tax asset	157,792	2,106
Less: valuation allowance	(157,792)	(2,106)
Net deferred tax asset	$-	$-

As of October 31, 2017, utilization of the NOL carry forwards, which will begin to expire between 2031 and 2037, of approximately $700,718 for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2011 through 2017 are subject to review by the tax authorities.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On March 1, 2017, the Company executed a lease for 12,000 square feet green house space and 1,000 square of warehouse space expiring March 31, 2020. The monthly lease is a base amount of $7,000 per month, plus maintenance and improvement fees prorated for the Company’s portion of leased property as shared with other tenants and property owner. During the year ended October 31, 2017 and period ended October 31, 2016, we incurred total lease expenses of $89,622 and $0, respectively.

The Company has aggregate future minimum lease commitments as of October 31, 2017, as follows:

Year ending October 31,
2018	$84,000
2019	84,000
2020	35,000
Total	$203,000

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to October 31, 2017 and through the date that these financials were approved to be issued, the Company had the following subsequent events:

On January 16, 2018, the Company issued a convertible promissory note at $220,000 principal amount. The note is repayable in six months and bears interest at 12% per annum. The note is convertible into common shares at the option of the holder at issuance based on the discounted (50% discount) lowest trading prices of the Company’s shares during 25 days prior to the conversion. On February 20, 2018, Auctus Fund was repaid for the loan and as such it is no longer outstanding and has been retired. The Company had the right to prepay the note at 135% nut negotiated the rate down to 125% plus 15,000 shares of restricted stock. The repayment amount was $276,627 plus 15,000 shares of restricted stock.

On February 14, 2018, the Company has executed an agreement with St George Investments for $4,245,000 with the initial tranche being $850,000. This note carries an original issuance discount of $385,000 and the Company agreed to pay financing fees of $10,000. The note is repayable in one year and bears interest at 10% per annum. The note is convertible into common shares after six months from the issuance based on the discounted (50% discount) lowest trading prices of the Company’s shares during 25 days prior to the conversion. This Note shall be comprised of thirteen (13) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $945,000.00 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Purchase Agreement) (the “Initial Tranche”), and (ii) twelve (12) additional Tranches, each in the amount of $275,000.00, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (each, a “Subsequent Tranche”). The Initial Tranche shall correspond to the Initial Cash Purchase Price, $85,000.00 of the OID and the Transaction Expense Amount, and may be converted into shares of Common Stock (as defined below) any time subsequent to the Purchase Price Date.

On February 20, 2018, the Company received the first tranche. As part of the initial tranche the Company repaid Auctus Fund.

On February 26, 2018, the Company’s Board of Directors approved a cash dividend. The record date for the dividend is March 31, 2018 at a rate of $0.001 per share.

On March 2, 2018. the Company has agreed to terms with REI Extracts regarding an extraction and distribution joint venture. Equipment has been ordered and is being shipped to the Company’s location in Salinas, California. The operations of the joint venture will be conducted under the Company’s licenses. Additionally, the Company has retained REI Extracts to provide consulting services related to cultivation and to provide a master grower. The new master grower has been working with the Company since January 2018. The grower will be paid based on the yield of sellable flower per bay. The incentive pay shall be paid as follows:

Harvested pounds per bay of sellable flower	Incentive Bonus
0-40	$0
40-60	$40 per pound in excess of 40 pounds
60-80	$70 per pound in excess of 40 pounds
80-100	$100 per pound in excess of 40 pounds
100+	$120 per pound in excess of 40 pounds

On November 30, 2018, the Company sold 333,000 shares of Series C Preferred Stock to Job Growing Inc. (“Job Growing”) for 50% of the profits of Job Growing. In the event that Job Growing either: (i) files a Registration Statement to become a reporting company under the Securities Exchange Act of 1934 which becomes effective, or (ii) is acquired by an unrelated third party, then Sunset Island Group has the right to buy a Fifty Percent (50%) equity interest in the Job Growing for One Dollar ($1.00).

