Form 10-Q
period 2018-01-31
Sunset Island Group
filed 2019-08-27
CIK 1689066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-214643

SUNSET ISLAND GROUP, INC.
(Exact name of registrant as specified in its charter)

Colorado	82-08844860
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 N. El Camino Real #A418, San Clemente, CA	92672
(Address of principal executive offices)	(Zip Code)

(424) 239-6230

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES      ☒ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES      ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES      ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,386,771 shares of common stock as of July 1, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sunset Island Group, Inc.

Condensed Consolidated Balance Sheet

	January 31,	October 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$2,740	$24,656
Total Current Assets	2,740	24,656

Deposit	14,000	14,000
Total Assets	$16,740	$38,656

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$18,240	$25,817
Accrued interest - related party	497	-
Dividend payable	46,029	46,029
Due to related party	2,885	2,885
Convertible note, net of unamortized discount of $33,123	136,877	-
Current portion of notes payable - related party	157,200	-
Total Current Liabilities	361,728	74,731

Notes payable - related party	272,200	330,200
Total Liabilities	633,928	404,931

Commitments and Contingencies (note 7)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized;
Series A Convertible Preferred Stock, 4,600,000 shares designated, 4,600,000 shares issued and outstanding	460	460
Series B Preferred Stock, 8,000,000 shares designated, no shares issued and outstanding	-	-
Series C Convertible Preferred Stock, 500,000 shares designated, no shares issued and outstanding	-	-
Common Stock, par value $0.0001, 27,000,000 shares authorized, 5,371,771 and 4,871,771 shares issued and outstanding, respectively	537	487
Additional paid in capital	463,403	334,168
Subscriptions received - shares to be issued	-	50,000
Accumulated deficit	(1,081,588)	(751,390)
Total Stockholders’ Deficit	(617,188)	(366,275)

Total Liabilities and Stockholders’ Deficit	$16,740	$38,656

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Island Group, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2018	2017

Revenue	$-	$-

Operating Expenses
Labor	184,978	-
Supplies	27,575	-
General and administrative expenses	42,547	980
Lease	54,930	-
Lab testing	250	-
Utilities	3,467	-
Professional fees	2,036	-
Total Operating Expenses	315,783	980

Loss from operations	(315,783)	(980)

Other Expenses
Interest expense	(14,415)	-

Net Loss	$(330,198)	$(980)

Net loss per common share – basic and diluted	$(0.06)	$(0.00)
Weighted average number of common shares outstanding	5,371,771	50,031,771

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Island Group, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the three months ended January 31, 2018 and 2017

(Unaudited)

					Additional	Common Stock
	Series A Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Total

Balance - October 31, 2017	4,600,000	460	4,871,771	487	334,168	50,000	(751,390)	(366,275)

Common stock issued for cash	-	-	500,000	50	49,950	(50,000)	-	-
Beneficial conversion feature	-	-	-	-	9,444	-	-	9,444
Contribution	-	-	-	-	69,841	-	-	69,841
Net loss for the period	-	-	-	-	-	-	(330,198)	(330,198)
Balance - January 31, 2018	4,600,000	$460	5,371,771	$537	$463,403	$-	$(1,081,588)	$(617,188)

					Additional	Common Stock
	Series A Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Total

Balance - October 31, 2016	-	$-	50,031,771	$5,003	$5,997	$-	$(10,030)	$970
Net loss for the period	-	-	-	-	-	-	(980)	(980)
Balance - January 31, 2017	-	$-	50,031,771	$5,003	$5,997	$-	$(11,010)	$(10)

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Island Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(330,198)	$(980)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	11,321	-
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,577)	-
Accrued interest - related party	497	-
Net Cash Used in Operating Activities	(325,957)	(980)

Cash Flows From Financing Activities:
Bank overdraft	-	10
Repayment of promissory notes - related party	99,200	-
Contribution	69,841	-
Proceeds from convertible note	135,000	-
Net Cash Provided by Financing Activities	304,041	10

Net change in cash and cash equivalents	(21,916)	(970)
Cash and cash equivalents, beginning of period	24,656	970
Cash and cash equivalents, end of period	$2,740	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Common stock issued	$50,000	$-
Beneficial conversion feature	$9,444	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Island Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Sunset Island Group, Inc. was originally incorporated in the State of Colorado on September 29, 2005 under the name of Titan Global Entertainment, Inc. On May 7, 2008, the Company changed its name to Sunset Island Group.

Our business and corporate address is 555 N. El Camino Real #A418, San Clemente CA 82672, our phone number is (424) 239-6230. Our corporate website is www.sunsetislandgroup.com.

We have one subsidiary, VBF Brands, Inc. (“VBF Brands”), a California, corporation.

Our Business

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

These three divisions require the company to license packages and be compliant with all local, state and environmental regulations. The Company estimates that the cost of licensing each year will be approximately $50,000 - $100,000 per year. The amount will vary year to year depending on what changes have been made to regulations and if any upgrades would be required to be made on the property.

The Company currently is licensed by the State of California for the following activities:

License Type	License Number
Cannabis Cultivation	PAL18-0000119 (Provisional)
Cannabis Cultivation Nursery	TAL18-0008563
Medical Use Manufacturing License	CDPH-T00000243
Adult Use Manufacturing License	CDPH-T00000244
Adult Use and Medicinal Distribution	C11-0000102-LIC

The Company operates through its wholly owned subsidiary VBF Brands. VBF Brands operated as a Nonprofit Mutual Benefit entity until December 21, 2017 when it was converted to a For Profit entity. Prior to December 21, 2017, VBF Brands operated as a collective under the Compassionate Use Act. Since VBF Brands was operating as a Nonprofit until December 21, 2017, the Company determined that it cannot book any revenue from the activities associated while it operated as collective under the Compassionate Use Act and as a non-profit. However, the Company will book the revenue generated by VBF Brands since December 21, 2017. The Company previously was operating Battle Mountain Genetics; however, upon the conversion of VBF Brands to a for profit entity the Company has been operating all of its cannabis actives through VBF Brands and Battle Mountain Genetics ceased operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the year ending October 31, 2018. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended October 31, 2017 included in the Company’s 10-K as filed with the Securities and Exchange Commission on March 25, 2019.

Consolidation Policy

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, VBF Brands, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired. As of January 31, 2018 and October 31, 2017, cash primarily consists of cash in bank. As of January 31, 2018 and October 31, 2017, cash was $2,740 and $24,656, respectively.

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

As at January 31, 2018, the Company has potentially 46,000,000 in dilutive securities, from outstanding Series A convertible preferred stock, which were excluded from the computation of diluted net loss per common share as the result of the computation was anti-dilutive.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2018. The carrying values of our financial instruments, including, cash and cash equivalents, accounts payable and accrued expenses; and dividend payable and due to related party approximate their fair values due to the short-term maturities of these financial instruments.

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

Capitalization

Expenditures for repairs and maintenance are charged to operating expense as incurred. Additions and betterments are capitalized.

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

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.”The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Note Payable

During the three months ended January 31, 2018, the Company issued various 5% notes to a related party, for gross proceeds of $99,200. The notes are due on December 31, 2019. The notes accrue interest at 0% for the initial nine months and then 5% on annual rate thereafter.

During the year ended October 31, 2017, the Company issued various 5% notes to Novus Group, for gross proceeds of $363,200. The notes are due on December 31, 2018 or December 31, 2019. The notes accrue interest at 0% for the initial nine months and then 5% on annual rate thereafter.

As of January 31, 2018 and October 31, 2017, the notes payable were $272,200 and $330,200 and current portion of notes payable were $157,200 and $0, respectfully. During the three months ended January 31, 2018, the notes payable incurred interest expense of $497.

Due to Related Party

The loans are due on demand and non-interest bearing. As of January 31, 2018 and October 31, 2017, due to the officer was $2,885.

NOTE 5 – DIVIDEND PAYABLE

On August 30, 2017, the Company filed with FINRA its corporate notice for the cash dividend.

As of January 31, 2018 and October 31, 2017, the dividend payable was $46,029.

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

As at January 31, 2018 and October 31, 2017, the Company had 4,600,000 shares of Series A Preferred Stock issued and outstanding.

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

As at January 31, 2018 and October 31, 2017, the Company had no shares of Series B Preferred Stock issued and outstanding.

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

As at January 31, 2018 and October 31, 2017, the Company had no shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 27,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended January 31, 2018, the Company issued 500,000 shares of common stock for $50,000 recorded as subscription received at October 31, 2017.

As at January 31, 2018 and October 31, 2017, the Company had 5,371,771 and 4,871,771 shares of common stock issued and outstanding, respectively.

Additional paid in capital

During the three months ended January 31, 2018, the Company’s officer contributed additional paid in capital in the amount of $69,841.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On March 1, 2017, the Company executed a lease for 12,000 square feet green house space and 1,000 square of warehouse space expiring March 31, 2020. The monthly lease is $7,000 per month. During the three months ended January 31, 2018, we incurred total lease expenses of $54,930.

The Company has aggregate future minimum lease commitments as of October 31, 2017, as follows:

Year ending October 31,
2018	$84,000
2019	84,000
2020	35,000
Total	$203,000

NOTE 8 – SUBSEQUENT EVENTS

On February 1, 2018, the Company issued a convertible promissory note for $220,000. The note is repayable in six months and bears interest at 12% per annum. The note is convertible into common shares at the option of the holder at issuance based on the discounted (50% discount) lowest trading prices of the Company’s shares during 25 days prior to the conversion. On February 20, 2018, Auctus Fund was repaid for the loan and as such it is no longer outstanding and has been retired. The Company had the right to prepay the note at 135% or negotiated the rate down to 125% plus 15,000 shares of restricted stock. The repayment amount was $276,627 plus 15,000 shares of restricted stock.

On February 13, 2018, the Company has executed an agreement with St George Investments for $4,245,000 with the initial tranche being $850,000. This note carries an original issuance discount of $385,000 and the Company agreed to pay financing fees of $10,000. The note is repayable in one year and bears interest at 10% per annum. The note is convertible into common shares after six months from the issuance based on the discounted (50% discount) lowest trading prices of the Company’s shares during 25 days prior to the conversion. This Note shall be comprised of thirteen (13) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $945,000 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Purchase Agreement) (the “Initial Tranche”), and (ii) twelve (12) additional Tranches, each in the amount of $275,000.00, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (each, a “Subsequent Tranche”). The Initial Tranche shall correspond to the Initial Cash Purchase Price, $85,000.00 of the OID and the Transaction Expense Amount, and may be converted into shares of Common Stock (as defined below) any time subsequent to the Purchase Price Date.

On February 20, 2018, the Company received the first tranche from St. George Investments, for net proceeds of $850,000. As part of the initial tranche, the Company repaid Auctus Fund. On February 20, 2018, the Company issued 15,000 shares of common stock to Auctus Funds, LLC as partial repayment for the convertible note issued on February 13, 2018. The total repayment amount was $276,627 and 15,000 shares of common stock.

On February 26, 2018, the Company’s Board of Directors approved a cash dividend. The record date for the dividend is March 31, 2018 at a rate of $0.001 per share.

On February 28, 2018, the Company issued 360,006 shares of common stock to Greg Tucker for consulting services. The shares were cancelled on July 18, 2018.

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

On November 30, 2018, the Company issued 333,000 shares of Series C Preferred Stock, valued at $1,000,000, to Job Growing Inc. (“Job Growing”), for 50% of the profits of Job Growing. In the event that Job Growing either: (i) files a Registration Statement to become a reporting company under the Securities Exchange Act of 1934 which becomes effective, or (ii) is acquired by an unrelated third party, then Sunset Island Group has the right to buy a Fifty Percent (50%) equity interest in the Job Growing for One Dollar ($1.00).

On February 11, 2019, the Company issued 333,000 shares of Series C Preferred Stock, valued at $1,000,000, to Cicero Travel Group Inc. (“Cicero Travel”) for 33% interest in the net profits of Cicero Travel, 19% equity interest in the common stock of Cicero Travel and the right to purchase an additional 14% equity interest in the common stock of Cicero Travel.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our interim unaudited consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Sunset Island Group, Inc. and our wholly owned subsidiary, VBF Brands, Inc., a California corporation, unless otherwise indicated.

General Overview

Sunset Island Group, Inc. was originally incorporated in the State of Colorado on September 29, 2005 under the name of Titan Global Entertainment, Inc. On May 7, 2008, the Company changed its name to Sunset Island Group.

Our business and corporate address is 555 N. El Camino Real #A418, San Clemente CA 82672, our phone number is (424) 239-6230. Our corporate website is www.sunsetislandgroup.com/.

Until December 31, 2017, we operated under our subsidiary, Battle Mountain Genetics, Inc., a California corporation. The Company operates through its wholly owned subsidiary VBF Brands, Inc. ("VBF Brands"). VBF Brands operated as a Nonprofit Mutual Benefit entity until December 21, 2017 when it was converted to a For Profit entity. Prior to December 21, 2017, VBF Brands operated as a collective under the Compassionate Use Act. Upon the conversion of VBF Brands to a for profit entity the Company has been operating all of its cannabis actives through VBF Brands and the business under Battle Mountain Genetics, Inc. was wound down.

We have one subsidiary, VBF Brands, Inc., a California, corporation.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

Our principal line of business is the cultivation of medical cannabis.

The Company has leased green house space in Northern California. The Company currently leases the following: greenhouse space of approximately 12,000 square feet; bare land of approximately 10,000 square feet that can rebuilt for greenhouse use; approximately 2,000 square feet of nursery greenhouse space; 1,200 square feet for drying and curing approximately 400 square feet used for manufacturing operations; approximately 500 square feet for its trimming activities; and approximately 300 square feet for its distribution.

The State of California requires company engaged in the cannabis operations to be licensed by the State of California. The Company is regulated by the following entities in California

•	The Bureau of Cannabis Control (Bureau) is the lead agency in regulating commercial cannabis licenses for medical and adult-use cannabis in California. The Bureau is responsible for licensing retailers, distributors, testing labs, microbusinesses, and temporary cannabis events.

•	CalCannabis Cultivation Licensing, a division of the California Department of Food and Agriculture (CDFA), ensures public safety and environmental protection by licensing and regulating commercial cannabis cultivators in California.

•	Manufactured Cannabis Safety Branch, a division of the California Department of Public Health, (CDPH). MCSB is responsible for regulation of all commercial cannabis manufacturing in California. MCSB strives to protect public health and safety by ensuring commercial cannabis manufacturers operate safe, sanitary workplaces and follow good manufacturing practices to produce products that are free of contaminants, meet product guidelines and are properly packaged and labeled.

These 3 divisions require the Company to licensing packages and be compliant with all local, state and environmental regulations. The Company estimates that the cost of licensing each year will be approximately $50,000 - $100,000 per year. The amount will vary year to year depending on what changes have been made to regulations and if any upgrades would be required to be made on the property.

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

On January 29, 2018, the Company received its Distributor licenses from the State of California for Adult Use and Medicinal Use.

On April 11, 2019, VBF Brands received its Annual Manufacturing License from the State of California. The Company also received its Provisional Cannabis Cultivation License.

Results of Operations

We have not earned any revenues from our inception on September 29, 2016 (inception) through January 31, 2018.

Three Months Ended January 31, 2018 Compared to Three Months Ended January 31, 2017

	Three Months Ended
	January 31,
Statement of Operations Data:	2018	2017	Changes

Revenue	$-	$-	$-
Operating expenses	315,783	980	314,803
Other expenses	14,415	-	14,415
Net loss	$330,198	$980	$329,218

Our interim consolidated financial statements report a net loss of $330,198 for the three months ended January 31, 2018 compared to a net loss of $980 for the three months ended January 31, 2017. Our losses have increased by $329,218, primarily as a result of an increase in labor, supplies and greenhouse lease related to the cultivation of medical cannabis with the operations commenced in March 2017.

Liquidity and Capital Resources

Working Capital

	January 31,	October 31,
Balance Sheet Data:	2018	2017	Changes

Cash and cash equivalents	$2,740	$24,656	$(21,916)

Total current assets	$2,740	$24,656	$(21,916)
Total current liabilities	$361,728	$74,731	$286,997
Working capital (deficiency)	$(358,988)	$(50,075)	$(308,913)

Cash Flows

	Three Months Ended
	January 31,
Cash Flow Data:	2018	2017	Changes

Cash Flows used in Operating Activities	$(325,957)	$(980)	$(324,977)
Cash Flows provided by Financing Activities	304,041	10	304,031
Net Change in Cash During Period	$(21,916)	$(970)	$(20,946)

Our total current assets as of January 31, 2018 were $2,740 as compared to total current assets of $24,656 as of October 31, 2017. The decrease was primarily due to a use of cash for operating activities.

Our total current liabilities as of January 31, 2018 were $361,728 as compared to total current liabilities of $74,731 as of October 31, 2017. The increase was primarily due to an increase in convertible note and notes payable – related party.

The report of our auditors on our audited condensed consolidated financial statements for the fiscal year ended October 31, 2017, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Operating Activities

Net cash used in operating activities during the three months ended January 31, 2018 was $325,957, compared to $980 net cash used in operating activities during the three months period ended January 31, 2017.

Investing Activities

During the three months ended January 31, 2018 and 2017, our Company did not have any investing activities.

Financing Activities

Cash provided by financing activities during the three months ended January 31, 2018 was $304,041 as compared to $10 in cash provided by financing activities during the three months ended January 31, 2017. During the three months ended January 31, 2018, our Company received $135,000 from convertible note, $99,200 from notes payable – related party and $69,841 from capital contribution. During the three months ended January 31, 2017, our Company received $10 from bank overdraft.

Cash Requirements

We will require additional cash as we expand our business. Initially, to carry out our business plan, we will need to raise additional capital. There can be no assurance that we will be able to raise additional capital or, if we are able to raise additional capital, the terms we be acceptable to us. Currently we do not have any inventory.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern. We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations. We have continued to adopt the going concern basis of accounting in preparing our financial statements.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSET ISLAND GROUP, INC.
(Registrant)

Dated: August 16, 2019	/s/ Valerie Baugher
Valerie Baugher
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

