Form 10-Q/A
period 2018-01-31
Sunset Island Group
filed 2019-09-26
CIK 1689066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-214643

SUNSET ISLAND GROUP, INC.
(Exact name of registrant as specified in its charter)

Colorado	82-0884850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20420 Spence Road, Salinas, CA	93908
(Address of principal executive offices)	(Zip Code)

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

5,386,771 shares of common stock as of July 1, 2019

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2018 of Sunset Island Group (the “Company”) filed with the Securities and Exchange Commission on August 27, 2019 (the “Form 10-Q”), is to amend Part I (Item 1) with the updated Financial Statements and related information as reviewed by the Independent Registered Public Accounting Firm per the requirements of Form 10-Q.

In addition to amending Item 1 of Part I with updated Financial Statements, this Amendment makes general revisions to the disclosures contained in Item 2 of Part I, Item 5 of Part II and amends Item 6 of Part II to include new certifications being provided with this Amendment pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

Sunset Island Group, Inc.

Condensed Consolidated Balance Sheets

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sunset Island Group, Inc.

Condensed Consolidated Statements of Operations

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sunset Island Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the three months ended January 31, 2018 and 2017

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Common Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Total

Balance - October 31, 2017	4,600,000	460	4,871,771	487	334,168	50,000	(751,390)	(366,275)

Common stock issued for cash	-	-	500,000	50	49,950	(50,000)	-	-
Beneficial conversion feature	-	-	-	-	9,444	-	-	9,444
Contribution	-	-	-	-	69,841	-	-	69,841
Net loss for the period	-	-	-	-	-	-	(330,198)	(330,198)
Balance - January 31, 2018	4,600,000	$460	5,371,771	$537	$463,403	$-	$(1,081,588)	$(617,188)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Common Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Total

Balance - October 31, 2016	-	$-	50,031,771	$5,003	$5,997	$-	$(10,030)	$970
Net loss for the period	-	-	-	-	-	-	(980)	(980)
Balance - January 31, 2017	-	$-	50,031,771	$5,003	$5,997	$-	$(11,010)	$(10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sunset Island Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Sunset Island Group, Inc. (“SIGO” or the “Company”) was originally incorporated in the State of Colorado on September 29, 2005 as Gulf West Property, Inc. On October 25, 2005 the Company changed its name to Titan Global Entertainment, Inc. On May 7, 2008, the Company changed its name to Sunset Island Group, Inc.

Our business and corporate address is 20420 Spence Road, Salinas CA 93908, our phone number is (424) 239-6230. Our corporate website is www.sunsetislandgroup.com.

We have one subsidiary, VBF Brands, Inc. (“VBF Brands”), a California, corporation.

Our Business

The Company operates its cannabis growing, cultivation, manufacturing and distribution business through its wholly owned subsidiary VBF Brands. VBF Brands operated as a Nonprofit Mutual Benefit entity until December 21, 2017 when it was converted to a For Profit entity. Prior to December 21, 2017, VBF Brands operated as a collective under the Compassionate Use Act. Since VBF Brands was operating as a Nonprofit until December 21, 2017, the Company determined that it cannot book any revenue from the activities associated while it operated as collective under the Compassionate Use Act and as a non-profit. However, the Company will book the revenue generated by VBF Brands since December 21, 2017.

The Company previously operated its cultivation business through its former wholly owned subsidiary Battle Mountain Genetics, Inc. (“BMG”); however, upon the conversion of VBF Brands to a for profit entity the Company transitioned the operation of all of its cannabis actives through VBF Brands and BMG ceased active operations.

Share Exchange

BMG was incorporated in the State of California on September 29, 2016. On October 17, 2016, the Company entered into an agreement whereby it acquired 100% of the issued and outstanding shares of capital stock of BMG in exchange for 50,000,000 shares of SIGO common stock.

Prior to the share exchange SIGO had no assets, liabilities or operations; following the share exchange SIGO operated BMG as a wholly owned subsidiary. Immediately prior to the share exchange with BMG’s shareholders, there were 30,894 shares of SIGO Common Stock outstanding and no shares of SIGO Preferred Stock outstanding. After the share exchange, the Company had 50,031,771 Common shares outstanding and no shares of Preferred Stock outstanding.

Divestiture of Battle Mountain Genetics, Inc.

During December 2017, the Company divested itself of BMG by transferring all of the issued and outstanding shares of BMG, to T.J. Magallanes a former officer and director of the Company, in exchange for 3,036,000 of Mr. Magallanes’ SIGO Series A Preferred shares.

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

Leasehold improvements

The company subleases land shared with other larger farms. In addition to fixed monthly lease payments, the Company is required to pay a proportionate share of costs incurred for upgrades benefiting all lots. Expenditures for repairs and maintenance and betterments for improvements shared with neighboring properties, are charged to rent expense as incurred.

For the three months ended January 31, 2018 and 2017, additional leasehold costs included in rent expense were $33,930 and $0, respectively.

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

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable

During the three months ended January 31, 2018, the Company issued multiple 5% notes to a related party, for gross proceeds of $99,200. The notes are due on December 31, 2019. The notes accrue interest at 0% for the initial nine months and then 5% on annual rate thereafter.

During the year ended October 31, 2017, the Company issued a total of twenty-six (26) 5% notes to Novus Group, a related party, for gross proceeds of $363,200 (together the “Novus Notes”). The Novus Notes contained maturity dates of December 31, 2018 and December 31, 2019 respectively. The Novus Notes accrue interest at 0% for the initial nine months and 5% on annual rate thereafter.

As of January 31, 2018 and October 31, 2017, the notes payable were $272,200 and $330,200, respectively and the current portion of notes payable were $157,200 and $0, respectively. During the three months ended January 31, 2018, the Novus Notes payable incurred interest expense of $497.

Due to Related Party

During the period beginning January, 2017 and ending in October, 2017, Valerie Baugher, an officer of the Company lent to the Company, pursuant to seven (7) total advancements, an aggregate of $7,173 for use as working capital (collectively the “Officer Loans”). The Officer Loans are due on demand and non-interest bearing. As of January 31, 2018 and October 31, 2017, the total remaining due to the officer was $2,885.

NOTE 5 – CONVERTIBLE NOTE

The Company had the following principal balance under its convertible note outstanding as of January 31, 2018:

January 31,
2018
Convertible Notes - originated in December 2017	$170,000
Less debt discount and debt issuance cost	(33,123)
136,877
Less current portion of convertible note payable	(136,877)
Long-term convertible note payable	$-

On December 8, 2017, the Company issued a $170,000 convertible promissory note to St. George Investments, LLC. The note is repayable in seven (7) months and bears interest at 10% per annum. The note is convertible into Common shares at the option of the holder at issuance at $0.90 per share of common stock.

As of the filing of this interim financial statement, the note is in default and is accruing interest at a rate of 22%. The note is now convertible at a price which is the lower of $0.90 per share and the market price on any applicable date of conversion.  Certain other reset provisions and potential true up policies are in effect which may materially increase the number of Common shares to be delivered upon conversion.

The Company recognized amortization expense related to the debt discount and debt issuance cost of $11,321 for the three months ended January 31, 2018, which is included in interest expense in the statements of operations.

For the three months ended January 31, 2018, the interest expense on the convertible note was $2,597. As of January 31, 2018, the accrued interest payable was $2,597.

NOTE 6 – DIVIDEND PAYABLE

On August 22, 2017, the Company declared a dividend, in the aggregate amount of $50,672, payable to the Common shareholders. On August 30, 2017, the Company filed with FINRA its corporate notice for a cash dividend. Of the total amount of the declared dividend, the amount of $4,463 was paid out to the Common shareholders. As of January 31, 2018 and October 31, 2017, the aggregate dividend payable to Common and Series A Preferred shareholders was $46,029.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 15,000,000 preferred shares with a par value of $0.0001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series A Preferred Stock

The Company has designated 4,600,000 shares of Series A Convertible Preferred Stock. The Series A Preferred Stock may convert into Common Stock at a rate equal to 10 shares of common stock for each share of Series A Preferred stock. Each Series A Preferred shareholder is entitled to vote, on par with the Common shareholders, one (1) vote for each share of Common Stock into which a Series A Preferred share may be converted. In the event that any cash dividend on the Common Stock is declared by the Board, the Board shall simultaneously declare a dividend for each share of Series A Preferred Stock in an amount equal to the product of (i) the per share dividend declared and to be paid in respect of each share of Common Stock and (ii) the amount of common stock the Series A Preferred Stock is convertible into under the designation.

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

As at January 31, 2018 and October 31, 2017, the Company had no shares of Series B Preferred Stock issued and outstanding.

Series C Preferred Stock

The Company has designated 500,000 shares of Series C Convertible Preferred Stock. The Series C Preferred Stock has no voting rights. The Series C Preferred Stock may convert into Common Stock at a rate equal to 10 shares of common stock for each share of Series C Preferred stock. Each Series C Preferred shareholder is entitled to vote, on par with the Common shareholders, one (1) vote for each share of Common Stock into which a Series C Preferred share may be converted. In the event that any cash dividend on the Common Stock is declared by the Board, the Board shall simultaneously declare a dividend for each share of Series C Preferred Stock in an amount equal to the product of (i) the per share dividend declared and to be paid in respect of each share of Common Stock and (ii) the amount of common stock the Series C Preferred Stock is convertible into under the designation.

As at January 31, 2018 and October 31, 2017, the Company had no shares of Series C Preferred Stock issued and outstanding.

Common Stock

As a result of an amendment to the Company’s Articles of Incorporation filed with the Colorado Secretary of State’s office on March 14, 2018, SIGO has authorized 27,000,000 common shares with a par value of $0.0001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On March 1, 2017, the Company executed a lease for 12,000 square feet green house space and 1,000 square of warehouse space expiring March 31, 2020. The base lease amount is $7,000 per month. Any amounts expended by the Landlord for maintenance, repairs or improvements deemed to be our responsibility are added to our monthly lease amount as additional rent. During the three months ended January 31, 2018, we incurred total lease expenses of $54,930.

The Company has aggregate future minimum lease commitments as of January 31, 2018, as follows:

Year ending October 31,
2018	$63,000
2019	84,000
2020	35,000
Total	$182,000

NOTE 9 – SUBSEQUENT EVENTS

On February 1, 2018, the Company issued to Auctus Funds, LLC (“Auctus”) a convertible promissory note for $220,000 (the “Auctus Loan” or the “Auctus Note”). The Auctus Note is repayable in six months, from issuance, and bears interest at 12% per annum. The Auctus Note is convertible into Common shares at the option of the holder at issuance based on the discounted (50% discount) lowest trading prices of the Company’s Common shares during 25 days prior to the conversion. The Company had the right to prepay the note at 135% but negotiated the rate down to 125% plus 15,000 shares of restricted Common stock. On February 20, 2018, the Company repaid the Auctus Loan in full and as such it is no longer outstanding and has been retired. The repayment amount was $276,627 plus 15,000 shares of restricted Common stock.

On February 13, 2018, the Company executed a purchase agreement (the “Purchase Agreement”) and attendant promissory note, with St George Investments for $4,245,000 (the “St. George Loan” or the “St. George Note”) with the initial tranche of the St. George Loan being $945,000. The St. George Loan carries an original issuance discount (“OID”) of $385,000 and the Company agreed to pay financing fees of $10,000. The St. George Note is repayable one (1) year from issuance and bears interest at 10% per annum. The St. George Note is convertible into Common shares after six (6) months from the issuance based on the discounted (50% discount) lowest trading prices of the Company’s Common shares during 25 days prior to the conversion. The full amount of the St. George Loan shall be comprised of thirteen (13) tranches (each, a “Tranche”), consisting of (i) the initial Tranche in an amount equal to $945,000 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the St. George Note and the other Transaction Documents (as defined in the Purchase Agreement) (the “Initial Tranche”), and (ii) twelve (12) additional Tranches, each in the amount of $275,000, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the St. George Note and the other Transaction Documents (each, a “Subsequent Tranche”).

In conjunction with the initial tranche from the St. George Note, the Company was provided with warrants to purchase up to 211,883 shares of common stock. The warrants to purchase common stock are equivalent to $472,500 divided by the market price of the Company stock on the note issuance date for the initial tranche. The warrants are exercisable at $1.90 per share within five years from the note issuance date.

On February 20, 2018, the Company received the Initial Tranche from St. George Investments, less $85,000 of the total OID, for net proceeds of $850,000. As part of the Initial Tranche, the Company repaid Auctus Loan. The total repayment amount of the Auctus Loan was $276,627 and 15,000 shares of common stock.

On February 26, 2018, the Company’s Board of Directors approved a cash dividend. The record date for the dividend is March 31, 2018 at a rate of $0.001 per share.

On March 2, 2018. the Company agreed to terms with REI Extracts regarding an extraction and distribution joint venture conducted under the Company’s licenses. To carry out the purposes of the joint venture, REI delivered equipment to SIGO’s facilities to conduct extraction tests. Additionally, REI Extracts also provided consulting services related to cultivation and provided a master grower. The new master grower originally began working with the Company in January 2018. The Company agreed to pay the grower based on the yield of sellable flower per warehouse bay, as follows:

Harvested pounds per bay of sellable flower	Incentive Bonus
0-40	$0
40-60	$40 per pound in excess of 40 pounds
60-80	$70 per pound in excess of 40 pounds
80-100	$100 per pound in excess of 40 pounds
100+	$120 per pound in excess of 40 pounds

In December, 2018, SIGO and REI Extracts mutually agreed to terminate their joint venture. All equipment delivered by REI Extracts was removed by REI Extracts and the Company ceased utilizing the master grower provided by REI Extracts.

On November 30, 2018, pursuant to a purchase agreement entered into by and between SIGO and Job Growing, Inc. (“Job Growing”) the Company issued 333,000 shares of Series C Preferred Stock, valued at $1,000,000, to Job Growing, in exchange for the rights to 50% of the net profits of Job Growing. In the event that Job Growing either: (i) files a registration statement, with the Securities and Exchange Commission (the “SEC”), to become a reporting company under the Securities Exchange Act of 1934; or (ii) is acquired by an unrelated third party, then SIGO has the right to buy a fifty percent (50%) equity interest in Job Growing for the additional consideration of one and no/100 dollar ($1.00).

On September 17, 2019 Job Growing notified the Company of its intent to terminate the agreement between Job Growing and the Company effective immediately.

On August 15, 2019, the Company received a true up notice from Job Growing to issue 576,091 shares of Series C Preferred Stock to Job Growing valued at $633,700, pursuant to the terms of the purchase agreement signed on November 30, 2018.

On January 15, 2019, BMG was fined approximately $35,000 for not having Worker's Compensation insurance for the months of January 2018 - April 2018.  The Company believes this is a fine owed by BMG and is not a liability due to the Company, as we transferred ownership of BMG during December 2017, to T.J. Magallanes, the Company's former CEO (see Note 1). VBF Brands, the Company's operating entity, has worker’s compensation and was not subject to the fine.  The Company ceased operating BMG in December 2017.

On February 11, 2019, , pursuant to a purchase agreement entered into by and between SIGO and Cicero Travel Group, Inc. (“Cicero Travel”) the Company issued 333,000 shares of Series C Preferred Stock, valued at $1,000,000, to Cicero Travel, in exchange for the rights to receive 33% of the net profits of Cicero Travel, 19% of the issued and outstanding shares of the common stock of Cicero Travel and the right to purchase an additional 14% of the issued and outstanding shares of the common stock of Cicero Travel.

On August 19, 2019, the Company received a true up notice from Cicero Travel to issue 486,672 shares of Series C Preferred Stock to Cicero Travel valued at $593,740, pursuant to the terms of the purchase agreement signed on February 11, 2019.  The Company believes the true up notice is without merit, that Cicero Travel has not met its obligations under the purchase agreement and SIGO intends to cancel the previously issued shares of Series C Preferred Stock and will not be issuing any additional shares of Series C Preferred Stock to Cicero Travel.

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

General Overview

Sunset Island Group, Inc. (“SIGO” or the “Company”) was originally incorporated in the State of Colorado on September 29, 2005 as Gulf West Property, Inc. On October 25, 2005 the Company changed its name to Titan Global Entertainment, Inc. On May 7, 2008, the Company changed its name to Sunset Island Group, Inc.

Our business and corporate address is 20420 Spence Rd., Salinas, CA 93908, our phone number is (424) 239-6230. Our corporate website is www.sunsetislandgroup.com/.

Until December 31, 2017, we operated our business through our then wholly owned subsidiary, Battle Mountain Genetics, Inc., a California corporation (“BMG”). The Company currently conducts its business operations through its wholly owned subsidiary VBF Brands, Inc. ("VBF Brands" or “VBF”). VBF Brands operated as a nonprofit mutual benefit entity until December 21, 2017 when it was converted to a for profit entity. Prior to December 21, 2017, VBF Brands operated as a collective pursuant to California’s Compassionate Use Act. Upon the conversion of VBF Brands to a for profit entity the Company began operating all of its cannabis related business through VBF Brands and BMG ceased active operations. One hundred percent of the issued and outstanding shares of BMG’s capital stock was transferred, in December, 2017 to T.J. Magallanes, a former officer and director of SIGO.

We have one subsidiary, VBF Brands, Inc., a California, corporation.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

Our principal line of business is the growing, cultivation, production and distribution of medical cannabis.

The Company leases greenhouse space in Northern California. The Company currently leases the following: greenhouse space of approximately 12,000 square feet; vacant land of approximately 10,000 square feet that can developed for greenhouse use; and 2,400 square feet for drying, curing, manufacturing, trimming and distribution activities.

Federal Regulation

The Company, by and through VBF (a wholly owned subsidiary) engages in the direct growth, cultivation, harvesting and distribution of cannabis containing psychoactive amounts of the THC molecule, for use in the medicinal cannabis industry

Cannabis is illegal under federal law and is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”). As a Schedule 1 drug, cannabis is viewed as being highly addictive and having no medical value. The United States Drug Enforcement Agency (“DEA”) enforces the CSA, and persons violating it are subject to federal criminal prosecution. The criminal penalty structure in the CSA is determined based on the specific predicate violations, including but not limited to: simple possession, drug trafficking, attempt and conspiracy, distribution to minors, trafficking in drug paraphernalia, money laundering, racketeering, environmental damage from illegal manufacturing, continuing criminal enterprise, and smuggling. A first conviction under the CSA can generally result in possible fines from $250,000 to $50 million dollars, and incarceration for periods generally from five and up to forty years. For a second conviction, fines increase generally from $500,000 to $75 million dollars, and incarceration for periods generally from ten years to twenty years to life.

The federal government recently issued guidance to federal prosecutors concerning marijuana enforcement under the CSA. On January 4, 2018, Attorney General Jeff Sessions issued a memorandum for all United States Attorneys concerning federal cannabis enforcement generally. The Department of Justice (the “DOJ”) rescinded all previous prosecutorial guidance issued by it regarding cannabis, including the August 29, 2013 memorandum by James Cole, then Deputy Attorney General (the “Cole Memorandum”).

The Cole Memorandum previously set out the DOJ’s prosecutorial priorities in light of various states legalizing cannabis for medicinal and/or recreational use. The Cole Memorandum provided that when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities. A strong and effective regulatory system, according to the Cole Memorandum, would affirmatively address federal priorities by, for example, implementing effective measures to prevent diversion of cannabis outside of the regulated system and to other states, prohibiting access to cannabis by minors, and replacing an illicit cannabis trade that funds criminal enterprises with a tightly regulated market in which revenues are tracked and accounted for. In such circumstances, consistent with the traditional allocation of federal-state efforts in this area, the Cole Memorandum provided that enforcement of state law by state and local law enforcement and regulatory bodies should remain the primary means of addressing cannabis-related activity. If state enforcement efforts did not protect against the harms set forth above, the federal government could seek to challenge the regulatory structure itself in addition to continuing to bring individual enforcement actions, including criminal prosecutions, focused on those harms.

The rescission of the Cole Memorandum created material uncertainty as it relates to how the DOJ will evaluate cannabis cases for prosecution and introduced risk into the Company’s business as it relates to the research, growth, cultivation, development, manufacturing, marketing and sale of its cannabis products.

Current guidance requires U.S. Attorneys to decide whether or not to pursue prosecution of cannabis activity based upon factors including: the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. The guidance reiterates that the cultivation, distribution and possession of cannabis continues to be a crime under the CSA.

On March 23, 2018, President Donald J. Trump signed into law a $1.3 trillion-dollar spending bill that included an amendment known as “Rohrabacher-Blumenauer,” which prohibits the DOJ from using federal funds to prevent certain states “from implementing their own State laws that authorize the use, distribution, possession or cultivation of medical marijuana.”

The United States Food & Drug Administration (the “FDA”) is generally responsible for protecting the public health by ensuring the safety, efficacy, and security of (1) prescription and over the counter drugs; (2) biologics including vaccines, blood & blood products, and cellular and gene therapies; (3) foodstuffs including dietary supplements, bottled water, and baby formula; and, (4) medical devices including heart pacemakers, surgical implants, prosthetics, and dental devices.

Regarding its regulation of drugs, the FDA process requires a review that begins with the filing of an “Investigational New Drug” (IND) application, with follow on clinical studies and clinical trials that the FDA uses to determine whether a drug is safe and effective, and therefore subject to approval for human use by the FDA.

Aside from the FDA’s mandate to regulate drugs, the FDA also regulates dietary supplement products and dietary ingredients under the Dietary Supplement Health and Education Act of 1994. This law prohibits manufacturers and distributors of dietary supplements and dietary ingredients from marketing products that are adulterated or misbranded. This means that these firms are responsible for evaluating the safety and labeling of their products before marketing to ensure that they meet all the requirements of the law and FDA regulations, including, but not limited to the following labeling requirements: (1) identifying the supplement; (2) nutrition labeling; (3) ingredient labeling; (4) claims; and, (5) daily use information.

The FDA has not approved cannabis as a safe and effective drug for any indication. As of the date of this filing, we have not, and do not intend to file an IND with the FDA, concerning any of our cannabis products.

The FDA has concluded that cannabis is excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. The FDA’s position is that because cannabis is a Schedule 1 drug under the CSA, and therefore are illegal drugs that are under the purview of the DEA and DOJ who are charged with enforcing CSA. However, at some indeterminate future time, the FDA may choose to change its position concerning cannabis and may choose to enact regulations that are applicable to cannabis products as either drugs or supplements. In this event, our cannabis products may be subject to regulation.

In addition to strict compliance with all applicable California cannabis related laws and regulations, the Company’s activities intend to comply with the parameters of a recent 9th Cir. Federal Appellate Court decision, United States v. McIntosh, 2016 DJDAR 8484 (Aug. 16, 2016), which held: “the U.S. Department of Justice cannot spend money to prosecute federal marijuana cases if the defendants comply with state guidelines that permit the drug's sale for medical purposes”. The Court reasoned that “if the DOJ punishes individuals for engaging in activities permitted under state law (such as the use, cultivation, distribution and possession of medical marijuana), then the DOJ is preventing state law from being implemented as a practical matter.” “By officially permitting certain conduct, state law provides for non-prosecution of individuals who engage in such conduct. If the federal government prosecutes such individuals, it has prevented the state from giving practical effect to its law providing for non-prosecution of individuals who engage in the permitted conduct." This ruling is consistent with Congress’s “Rohrabacher-Blumenauer” amendment, discussed above, which prohibits the DOJ from using federal funds to prevent certain states “from implementing their own State laws that authorize the use, distribution, possession or cultivation of medical marijuana.”

State Regulation

The State of California requires company engaged in the cannabis operations to be licensed by the State of California. The Company is regulated by multiple agencies in California

•

The Bureau of Cannabis Control (Bureau) is the lead agency in regulating commercial cannabis licenses for medical and adult-use cannabis in California. The Bureau is responsible for licensing retailers, distributors, testing labs, microbusinesses, and temporary cannabis events.

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

These 3 divisions require the Company (via VBF) to maintain its licensing packages and be compliant with all local, state and environmental regulations. The Company estimates that the cost of licensing each year will be approximately $50,000 - $100,000 per year. The amount will vary year to year depending on what changes have been made to regulations and if any upgrades would be required to be made on the property.

The Company (via VBF) currently is licensed by the State of California for the following activities:

Adult Use and Medicinal Distributor License Provisional

Valid 5-17-19 to 5-16-20

Lic# C11-0000102-LIC

Provisional Cannabis Cultivation License (Nursery)

Valid 8-7-19 to 8-7-20

Lic # PAL18-0003152

Provisional Cannabis Cultivation License  ( Adult Use Small Mixed Light Tier2)

Valid 3/15/19- to 3/15/20

Lic# PAL18-0000119

Annual Manufacturing License

Adult and Medicinal Cannabis Products-Provisional

Type 6 Non Volatile Solvent Extraction

Valid 4-11-19 to 4-11-20

Lic# CDPH-10002395

The Company (via VBF) grows its own cannabis plants through its Cannabis Cultivation License. The material grown and harvested from its cultivation operations are either packaged and sold through the Company’s Distribution license (via VBF) or processed through its Manufacturing license (via VBF) which is later sold through its Distribution license (via VBF). This allows the Company (by and through VBF) to sell products it manufactures (at reduced cost since the raw materials are self-grown), as well as products manufactured by third parties.

On January 29, 2018, the Company (via VBF) received its Distributor licenses from the State of California for Adult Use and Medicinal Use.

On April 11, 2019, VBF received its Annual Manufacturing License from the State of California. VBF also received its Provisional Cannabis Cultivation License.

Results of Operations

We have not earned any operational revenues from our inception on September 29, 2016 through January 31, 2018.

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

Cash Requirements

We will require additional capital as we expand our business operations. Initially, to carry out our business plan, we will need to raise additional capital through operations, or the issuance of our equity and/or debt securities. There can be no assurance that we will be able to raise additional capital or, if we are able to raise additional capital, the terms we be favorable to us. Currently we do not have any inventory and therefore we have no product to sell to generate operating revenues.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern. We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations. We have continued to adopt the going concern basis of accounting in preparing our financial statements.

Future Financings

We anticipate continuing to rely on sales of our equity and/or debt securities in order to continue to fund our business operations. Issuances of additional shares of our capital stock will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On March 2, 2018. the Company agreed to terms with REI Extracts regarding an extraction and distribution joint venture conducted under the Company’s licenses. To carry out the purposes of the joint venture, REI delivered equipment to SIGO’s facilities to conduct extraction tests. Additionally, REI Extracts also provided consulting services related to cultivation and provided a master grower. The new master grower originally began working with the Company in January 2018. The Company agreed to pay the grower based on the yield of sellable flower per warehouse bay, as follows:

Harvested pounds per bay of sellable flower	Incentive Bonus
0-40	$0
40-60	$40 per pound in excess of 40 pounds
60-80	$70 per pound in excess of 40 pounds
80-100	$100 per pound in excess of 40 pounds
100+	$120 per pound in excess of 40 pounds

In December, 2018, SIGO and REI Extracts mutually agreed to terminate their joint venture. All equipment delivered by REI Extracts was removed by REI Extracts and the Company ceased utilizing the master grower provided by REI Extracts.

On November 30, 2018, pursuant to a purchase agreement entered into by and between SIGO and Job Growing, Inc. (“Job Growing”) the Company issued 333,000 shares of Series C Preferred Stock, valued at $1,000,000, to Job Growing, in exchange for the rights to 50% of the net profits of Job Growing. In the event that Job Growing either: (i) files a registration statement, with the Securities and Exchange Commission (the “SEC”), to become a reporting company under the Securities Exchange Act of 1934; or (ii) is acquired by an unrelated third party, then SIGO has the right to buy a fifty percent (50%) equity interest in Job Growing for the additional consideration of one and no/100 dollar ($1.00).

On September 17, 2019 Job Growing notified the Company of its intent to terminate the agreement between Job Growing and the Company effective immediately.

On August 15, 2019, the Company received a true up notice from Job Growing to issue 576,091 shares of Series C Preferred Stock to Job Growing valued at $633,700, pursuant to the terms of the purchase agreement signed on November 30, 2018.

On January 15, 2019, BMG was fined approximately $35,000 for not having Worker's Compensation insurance for the months of January 2018 - April 2018.  The Company believes this is a fine owed by BMG and is not a liability due to the Company, as we transferred ownership of BMG during December 2017, to T.J. Magallanes, the Company's former CEO (see Note 1). VBF Brands, the Company's operating entity, has worker’s compensation and was not subject to the fine.  The Company ceased operating BMG in December 2017.

On February 11, 2019, pursuant to a purchase agreement entered into by and between SIGO and Cicero Travel Group, Inc. (“Cicero Travel”) the Company issued 333,000 shares of Series C Preferred Stock, valued at $1,000,000, to Cicero Travel, in exchange for the rights to receive 33% of the net profits of Cicero Travel, 19% of the issued and outstanding shares of the common stock of Cicero Travel and the right to purchase an additional 14% of the issued and outstanding shares of the common stock of Cicero Travel.

On August 19, 2019, the Company received a true up notice from Cicero Travel to issue 486,672 shares of Series C Preferred Stock to Cicero Travel valued at $593,740, pursuant to the terms of the purchase agreement signed on February 11, 2019.  The Company believes the true up notice is without merit, that Cicero Travel has not met its obligations under the purchase agreement and SIGO intends to cancel the previously issued shares of Series C Preferred Stock and will not be issuing any additional shares of Series C Preferred Stock to Cicero Travel.

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

SUNSET ISLAND GROUP, INC.
(Registrant)

Dated: September 25, 2019	/s/ Valerie Baugher
Valerie Baugher
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

