Form 10-Q
period 2018-04-30
Sunset Island Group
filed 2019-11-12
CIK 1689066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

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

5,386,771 shares of common stock as of October 9, 2019

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

Sunset Island Group, Inc.

Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$289,050	$24,656
Total Current Assets	289,050	24,656

Deposit	14,000	14,000
Total Assets	$303,050	$38,656

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$15,642	$25,817
Accrued interest	24,913	-
Accrued interest - related party	3,109	-
Dividend payable	97,416	46,029
Due to related party	3,438	2,885
Convertible notes, net of unamortized discount of $829,855	285,145	-
Current portion of notes payable - related party	157,200	-
Derivative liabilities	928,872	-
Total Current Liabilities	1,515,735	74,731

Notes payable - related party	272,200	330,200
Total Liabilities	1,787,935	404,931

Commitments and Contingencies (note 9)

Stockholders' Deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized; Series A Convertible Preferred Stock, 4,600,000 shares designated, 4,600,000 shares issued and outstanding	460	460
Series B Preferred Stock, 8,000,000 shares designated, no shares issued and outstanding	-	-
Series C Convertible Preferred Stock, 500,000 shares designated, no shares issued and outstanding	-	-
Common Stock, par value $0.0001, 27,000,000 shares authorized, 5,386,771 and 4,871,771 shares issued and outstanding, respectively	539	487
Additional paid in capital	494,109	334,168
Subscriptions received - shares to be issued	-	50,000
Accumulated deficit	(1,979,993)	(751,390)
Total Stockholders' Deficit	(1,484,885)	(366,275)

Total Liabilities and Stockholders' Deficit	$303,050	$38,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sunset Island Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses
Labor	188,980	30,481	373,958	30,481
Supplies	64,508	51,259	92,083	51,259
General and administrative expenses	104,299	16,182	146,846	17,162
Lease	53,442	11,500	108,372	11,500
Lab testing	1,060	-	1,310	-
Utilities	35,354	-	38,821	-
Professional fees	16,296	4,000	18,332	4,000
Total Operating Expenses	463,939	113,422	779,722	114,402

Loss from operations	(463,939)	(113,422)	(779,722)	(114,402)

Other Income (Expense)
Interest expense	(606,457)	-	(620,872)	-
Net change in fair value of derivative liabilities including day one losses	223,378	-	223,378	-
	(383,079)	-	(397,494)	-

Net Loss	$(847,018)	$(113,422)	$(1,177,216)	$(114,402)

Net loss per common share – basic and diluted	$(0.16)	$(0.00)	$(0.22)	$(0.00)
Weighted average number of common shares outstanding	5,383,569	50,031,771	5,377,572	50,031,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sunset Island Group, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended April 30, 2018

(Unaudited)

					Additional	Common Stock
	Series A Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Total
Balance - October 31, 2017	4,600,000	460	4,871,771	487	334,168	50,000	(751,390)	(366,275)

Common stock issued for cash	-	-	500,000	50	49,950	(50,000)	-	-
Beneficial conversion feature	-	-	-	-	9,444	-	-	9,444
Contribution	-	-	-	-	69,841	-	-	69,841
Net loss for the period	-	-	-	-	-	-	(330,198)	(330,198)
Balance - January 31, 2018	4,600,000	$460	5,371,771	$537	$463,403	$-	$(1,081,588)	$(617,188)

Common stock issued for note repayment	-	-	15,000	2	31,498	-	-	31,500
Reclassification of beneficial conversion feature to derivative liability from additional paid in capital	-	-	-	-	(9,444)	-	-	(9,444)
Contribution	-	-	-	-	8,652	-	-	8,652
Net loss for the period	-	-	-	-	-	-	(847,018)	(847,018)
Declaration of cash dividend	-	-	-	-	-	-	(51,387)	(51,387)
Balance - April 30, 2018	4,600,000	$460	5,386,771	$539	$494,109	$-	$(1,979,993)	$(1,484,885)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sunset Island Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended April 30, 2017

(Unaudited)

					Additional	Common Stock
	Series A Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Total
Balance - October 31, 2016	-	$-	50,031,771	$5,003	$5,997	$-	$(10,030)	$970

Net loss for the period	-	-	-	-	-	-	(980)	(980)
Balance - January 31, 2017	-	$-	50,031,771	$5,003	$5,997	$-	$(11,010)	$(10)

Net loss for the period	-	-	-	-	-	-	(113,422)	(113,422)
Balance - April 30, 2017	-	$-	50,031,771	$5,003	$5,997	$-	$(124,432)	$(113,432)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sunset Island Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(1,177,216)	$(114,402)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	505,145	-
Change in fair value of derivative liabilities	(223,378)
Prepayment interest penalty	85,289
Change in operating assets and liabilities:
Deposit	-	(14,000)
Accounts payable and accrued liabilities	(10,175)	7,108
Accrued interest	27,480	-
Accrued interest - related party	3,109	-
Net Cash Used in Operating Activities	(789,746)	(121,294)

Cash Flows From Financing Activities:
Proceeds from promissory notes - related party	99,200	123,200
Contribution	78,493	-
Advancement from related party	900	-
Repayment to related party	(347)	-
Proceeds from convertible note	1,152,250	-
Repayment of convertible note	(276,356)	-
Net Cash Provided by Financing Activities	1,054,140	123,200

Net change in cash and cash equivalents	264,394	1,906
Cash and cash equivalents, beginning of period	24,656	970
Cash and cash equivalents, end of period	$289,050	$2,876

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Declaration of cash dividend	$51,387	$-
Derivative liabilities recognized as debt discount	$707,669	$-
Warrants issued in conjunction with convertible notes recognized as debt discount	$444,581	$-
Common stock issued for partial repayment of convertible note	$31,500	$-
Common stock issued for subscription received	$50,000	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ending October 31, 2018. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended October 31, 2017 included in the Company’s 10-K as filed with the Securities and Exchange Commission on March 25, 2019.

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

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired. As of April 30, 2018 and October 31, 2017, cash primarily consists of cash in bank. As of April 30, 2018 and October 31, 2017, cash was $289,050 and $24,656, respectively.

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

As at April 30, 2018 and October 31, 2017, the Company has the following potentially dilutive securities, which were excluded from the computation of diluted net loss per common share as the result of the computation was anti-dilutive.

	April 30,	October 31,
	2018	2017
Series A convertible preferred stock	46,000,000	46,000,000
Convertible Notes	1,328,172	-
Warrants	211,883	-
	47,540,055	46,000,000

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

The following table summarizes fair value measurements by level at April 30, 2018 and October 31, 2017, measured at fair value on a recurring basis:

April 30, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$928,872	$928,872

October 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

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

For the six months ended April 30, 2018 and 2017, additional leasehold costs included in rent expense were $34,468 and $0, respectively.

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

During the year ended October 31, 2017, the Company issued a total of twenty-six (26) 5% notes to Novus Group, a related party, for gross proceeds of $363,200 (together the “Novus Notes”). The Novus Notes contained maturity dates of December 31, 2018 and December 31, 2019. The Novus Notes accrue interest at 0% for the initial nine months and 5% on annual rate thereafter.

As of April 30, 2018 and October 31, 2017, the long term portion of notes payable were $272,200 and $330,200, respectively, and the current portion of notes payable were $157,200 and $0, respectively. During the six months ended April 30, 2018 and 2017, the notes payable incurred interest expense of $3,109 and $0, respectively.

Due to Related Party

During the period beginning January, 2017 and ending in October, 2017, Valerie Baugher, an officer of the Company lent to the Company, pursuant to seven (7) total advancements, an aggregate of $7,173 for use as working capital (collectively the “Officer Loans”). During the six months ended April 30, 2018, the Company received advances from an officer of the Company at the amount of $900 and repaid to her $347. The Officer Loans are due on demand and non-interest bearing. As of April 30, 2018 and October 31, 2017, the total remaining due to the officer was $3,438 and $2,885, respectively.

NOTE 5 – CONVERTIBLE NOTES

The Company had the following principal balance under its convertible notes outstanding as of April 30, 2018:

April 30,
2018
Convertible Notes - originated in December 2017	$170,000
Convertible Notes - originated in February 2018	945,000
1,115,000
Less debt discount and debt issuance cost	(829,855)
285,145
Less current portion of convertible notes payable	(285,145)
Long-term convertible notes payable	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $505,145 for the six months ended April 30, 2018, which is included in interest expense in the statements of operations.

For the six months ended April 30, 2018, the interest expense on convertible notes was $27,479, with repayment on accrued interest of $2,567 from a note settlement during the period. As of April 30, 2018, the accrued interest payable was $24,913.

During the six months ended April 30, 2018, the Company repaid a convertible note of $220,000 for a total repayment of $276,356 and issuance of 15,000 shares of common stock, resulting in repayment interest penalty of $85,290.

Convertible Notes – Issued during the six months ended April 30, 2018

During the six months ended April 30, 2018, the Company issued convertible notes in the total principal amount of $1,335,000 in exchange for cash proceeds of $1,152,250, after deducting original issuance discounts of $120,750 and financing fees of $62,000. The convertible notes were also provided with warrants to purchase up to 211,883 shares of common stock at exercise price of $1.90 per share. The terms of convertible notes are summarized as follows:

•	Term ranging from six months to one year. Notes expire on July 8, 2018 and February 13, 2019;
•	Annual interest rates ranging from 10% to 12%;
•	Convertible at the option of the holders at issuance; and
•

Conversion prices are typically based on a fixed price ranging from $0.90 to $1.70. However, in the event the market capitalization falls below the minimum market capitalization at any time, the conversion price is the lower of the note fixed conversion price or the market price as of the applicable date of conversion.

The Company recognized amortization expense related to the debt discount and debt issuance cost of $196,767 for the six months ended April 30, 2018, which is included in interest expense in the statements of operations.

For the six months ended April 30, 2018, the interest expense on the convertible note was $18,113. As of April 30, 2018, the accrued interest payable was $18,113.

NOTE 6 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants and Series A Convertible Preferred Stock as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of April 30, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used during the six months ended April 30, 2018:

Six months ended
April 30,
2018
Expected term	0.58 - 1 years
Expected average volatility	180% - 268%
Expected dividend yield	-
Risk-free interest rate	1.64% - 2.14%

The following table summarizes the derivative liabilities included in the balance sheet at April 30, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - October 31, 2017	$-
Addition of new derivative liabilities recognized upon issuance of convertible notes and warrants as debt discount	1,152,250
Addition of new derivative liabilities recognized as day one loss on derivatives	1,043,494
Gain on change in fair value of the derivative liabilities	(1,266,872)
Balance - April 30, 2018	$928,872

The following table summarizes the gain on derivative liability included in the income statement for the six months ended April 30, 2018.

Six months ended
April 30,
2018
Addition of new derivative liabilities recognized as day one loss on derivatives from convertible notes	$1,043,494
Gain on change in fair value of the derivative liabilities	(1,266,872)
$(223,378)

NOTE 7 – DIVIDEND PAYABLE

On August 22, 2017, the Company declared a dividend, in the aggregate amount of $50,672, payable to the Common shareholders. On August 30, 2017, the Company filed with FINRA its corporate notice for a cash dividend. Of the total amount of the declared dividend, the amount of $4,463 was paid out to the Common shareholders.

On February 26, 2018, the Company’s Board of Directors approved a cash dividend payable to the Common shareholders and Series A Preferred shareholders. The record date for the dividend of $51,387 was March 31, 2018 at a rate of $0.001 per share.

As of April 30, 2018 and October 31, 2017, the aggregate dividend payable to Common and Series A Preferred shareholders was $46,029.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

As at April 30, 2018 and October 31, 2017, the Company had 4,600,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The Company has designated 8,000,000 shares of Series B Preferred Stock, with a face value of $1.00 per share. The Series B Preferred Stock has no conversion rights or no voting rights. The shareholders of the Series B Preferred will be entitled to a payment of $200 per pound that the Company harvests from its cultivation operations, which is divided by the outstanding shares of the Series B preferred shares.

As at April 30, 2018 and October 31, 2017, the Company had no shares of Series B Preferred Stock issued and outstanding.

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

As at April 30, 2018 and October 31, 2017, the Company had no shares of Series C Preferred Stock issued and outstanding.

Common Stock

As a result of an amendment to the Company’s Articles of Incorporation filed with the Colorado Secretary of State’s office on March 14, 2018, SIGO has authorized 27,000,000 common shares with a par value of $0.0001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended April 30, 2018, the Company issued 500,000 shares of common stock for $50,000 recorded as subscription received at October 31, 2017.

On February 20, 2018, the Company issued 15,000 shares of common stock valued at $31,500 to Auctus Funds, LLC as partial repayment for the convertible note issued on February 1, 2018.

As at April 30, 2018 and October 31, 2017, the Company had 5,386,771 and 4,871,771 shares of Common Stock issued and outstanding, respectively.

Warrants Exercisable to Common Shares

The below table summarizes the activity of warrants exercisable for common shares during the six months ended April 30, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of October 31, 2017	-	$-
Granted	211,883	1.90
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2018	211,883	$1.90

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the period ended April 30, 2018:

Six months ended
April 30,
2018
Exercise price	$1.90
Remaining contractual term	5
Expected average volatility	280% - 293%
Expected dividend yield	-
Risk-free interest rate	2.60% - 2.79%

The following table summarizes information relating to outstanding and exercisable warrants as of April 30, 2018:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
211,883	4.79	$1.90	211,883	1.90

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at April 30, 2018 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of April 30, 2018, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.8395 on April 30, 2018.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuances of convertible notes, which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options (see Note 6).

Additional Paid in Capital

During the six months ended April 30, 2018, the Company’s officer contributed additional paid in capital in the amount of $78,493.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On March 1, 2017, the Company executed a lease for 12,000 square feet green house space and 1,000 square of warehouse space expiring March 31, 2020. The base lease amount is $7,000 per month. On May 1, 2017, the Company executed a lease for 10,000 square feet of open land expiring June 30, 2020. The base lease amount is $2,576 per month. Any amounts expended by the Landlord for maintenance, repairs or improvements deemed to be our responsibility are added to our monthly lease amount as additional rent. During the six months ended April 30, 2018, we incurred total lease expenses of $69,312.

The Company has aggregate future minimum lease commitments as of April 30, 2018, as follows:

Year ending October 31,
2018	$57,456
2019	114,912
2020	55,608
Total	$227,976

NOTE 10 – SUBSEQUENT EVENTS

On July 8, 2018, the $170,000 convertible promissory note to St. George Investments, LLC issued on December 8, 2017 went into default and is accruing interest at a rate of 22%. The note is now convertible at a price which is the lower of $0.90 per share and the market price on any applicable date of conversion. Certain other reset provisions and potential true up policies are in effect which may materially increase the number of Common shares to be delivered upon conversion.

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

Subsequent to April 30, 2018 and through the date that these financials were issued, the Company received net proceeds of $1,034,400, net of total OID of $103,440, from St. George investments in regards to the purchase agreement and convertible note of $4,245,000 executed on February 13, 2018.

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

Our Current Business

Our principal line of business is the growing, cultivation, production and distribution of adult and medicinal cannabis.

The Company currently leases the following real property in Northern California: greenhouse space of approximately 12,000 square feet; vacant land of approximately 10,000 square feet that can developed for additional greenhouse use; and 2,400 square feet for drying, curing, manufacturing, trimming and distribution activities.

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

State Regulation

The State of California requires companies engaged in the cannabis operations to be licensed by the State of California. The Company is regulated by multiple agencies in California:

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

These 3 divisions require the Company (via VBF) to maintain its licensing packages and be compliant with all local, state and environmental regulations. The Company estimates that the cost of licensing each year will be approximately $50,000 - $100,000 per year. The amount may vary year to year depending on what changes, if any, are made to applicable regulations and if any upgrades are required to be made on the property.

The Company (via VBF) currently is licensed by the State of California for the following activities:

Adult Use and Medicinal Distributor License Provisional

Valid 5-17-19 to 5-16-20

Lic# C11-0000102-LIC

Provisional Cannabis Cultivation License (Nursery)

Valid 8-7-19 to 8-7-20

Lic # PAL18-0003152

 Provisional Cannabis Cultivation License (Adult Use Small Mixed Light Tier2)

Valid 3/15/19- to 3/15/20

Lic# PAL18-0000119

Annual Manufacturing License

Adult and Medicinal Cannabis Products-Provisional

Type 6 Non Volatile Solvent Extraction

Valid 4-11-29 to 4-11-20

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

Results of Operations

We have not earned any operational revenues from our inception on September 29, 2016 through April 30, 2018.

Three Months Ended April 30, 2018 Compared to Three Months Ended April 30, 2017

	Three Months Ended
	April 30,
Statement of Operations Data:	2018	2017	Changes

Revenue	$-	$-	$-
Operating expenses	463,939	113,422	350,517
Other expenses	383,079	-	383,079
Net loss	$847,018	$113,422	$733,596

Our interim condensed consolidated financial statements report a net loss of $847,018 for the three months ended April 30, 2018 compared to a net loss of $113,422 for the three months ended April 30, 2017. Our losses have increased by $733,596, primarily as a result of an increase in labor, supplies and greenhouse lease related to the cultivation of medical cannabis with the operations commenced in March 2017, an increase in general and administration expenses and an increase in other expenses related to amortization of debt discount and interest expense from convertible notes.

Six Months Ended April 30, 2018 Compared to Six Months Ended April 30, 2017

	Six Months Ended
	April 30,
Statement of Operations Data:	2018	2017	Changes

Revenue	$-	$-	$-
Operating expenses	779,722	114,402	665,320
Other expenses	397,494	-	397,494
Net loss	$1,177,216	$114,402	$1,062,814

Our interim condensed consolidated financial statements report a net loss of $1,177,216 for the six months ended April 30, 2018 compared to a net loss of $114,402 for the six months ended April 30, 2017. Our losses have increased by $1,062,814, primarily as a result of an increase in labor, supplies and greenhouse lease related to the cultivation of medical cannabis with the operations commenced in March 2017, an increase in general and administration expenses and an increase in other expenses related to amortization of debt discount and interest expense from convertible notes.

Liquidity and Capital Resources

Working Capital

	As of	As of
	April 30,	October 31,
	2018	2017	Changes

Cash and cash equivalents	$289,050	$24,656	$264,394

Total current assets	$289,050	$24,656	$264,394
Total current liabilities	$1,515,735	$74,731	$1,441,004
Working capital (deficiency)	$(1,226,685)	$(50,075)	$(1,176,610)

Cash Flows

	Six Months Ended
	April 30,
	2018	2017	Changes

Cash Flows used in Operating Activities	$(789,746)	$(121,294)	$(668,452)
Cash Flows provided by Financing Activities	1,054,140	123,200	930,940
Net Change in Cash During Period	$264,394	$1,906	$262,488

Our total current assets as of April 30, 2018 were $289,050 as compared to current assets of $24,656 as of October 31, 2017. The increase was primarily due to an increase cash, from the issuance of convertible notes during the six months ended April 30, 2018.

Our total current liabilities as of April 30, 2018 were $1,515,735 as compared to total current liabilities of $74,731 as of October 31, 2017. The increase was primarily due to an increase in convertible notes, related party notes payable, derivative liabilities, note accrued interest and dividend payable

The report of our auditors on our audited consolidated financial statements for the fiscal year ended October 31, 2017, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Operating Activities

Net cash used in operating activities during the six months ended April 30, 2018 was $789,746, compared to $121,294 net cash used in operating activities during the six months period ended April 30, 2017. The increase in cash used in operating activities was mainly due to an increase in net loss.

Investing Activities

During the six months ended April 30, 2018 and 2017, our Company did not have any investing activities.

Financing Activities

Cash provided by financing activities during the six months ended April 30, 2018 was $1,054,140. During the six months ended April 30, 2018, our Company received $1,152,250 from convertible notes offset by the use of the proceeds from a convertible note to repay another convertible note of $276,356, $99,200 from related party notes payable and $78,493 from capital contribution. During the six months ended April 30, 2017, the Company received $123,200 from related party notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s wholly-owned subsidiary, VBF Brands, has had its business license suspended by the California Franchise Tax Board (the “FTB”).  The Company and VBF are currently in the process of working with the FTB  to return VBF to good standing and the Company expects VBF to return to good standing with the FTB in the near future.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On March 2, 2018, the Company agreed to terms with REI Extracts regarding an extraction and distribution joint venture conducted under the Company’s licenses. To carry out the purposes of the joint venture, REI delivered equipment to SIGO’s facilities to conduct extraction tests. Additionally, REI Extracts also provided consulting services related to cultivation and provided a master grower. The new master grower originally began working with the Company in January 2018. The Company agreed to pay the grower based on the yield of sellable flower per warehouse bay, as follows:

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

____________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSET ISLAND GROUP, INC.
(Registrant)

Dated: November 12, 2019	/s/ Valerie Baugher
Valerie Baugher
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

