Form 10-Q
period 2018-07-31
Sunset Island Group
filed 2020-05-22
CIK 1689066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES   ☒ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

5,386,771 shares of common stock as of April 20, 2020

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sunset Island Group, Inc.

Condensed Consolidated Balance Sheets

 (Unaudited)

	July 31,	October 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$52,236	$24,656
Total Current Assets	52,236	24,656

Deposit	14,000	14,000
Total Assets	$66,236	$38,656

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$28,325	$25,817
Accrued interest	55,503	-
Accrued interest - related party	6,984	-
Dividend payable	90,572	46,029
Due to related party	-	2,885
Convertible notes, net of unamortized discount of $604,145	620,856	-
Current portion of notes payable - related party	157,200	-
Derivative liabilities	1,250,360	-
Total Current Liabilities	2,209,800	74,731

Notes payable - related party	290,200	330,200
Total Liabilities	2,500,000	404,931

Commitments and Contingencies (note 9)	-	-

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized;
Series A Convertible Preferred Stock, 4,600,000 shares designated, 4,600,000 shares issued and outstanding	460	460
Series B Preferred Stock, 8,000,000 shares designated, no shares issued and outstanding	-	-
Series C Convertible Preferred Stock, 500,000 shares designated, no shares issued and outstanding	-	-
Common Stock, par value $0.0001, 27,000,000 shares authorized, 5,386,771 and 4,871,771 shares issued and outstanding, respectively	539	487
Additional paid in capital	494,684	334,168
Subscriptions received - shares to be issued	-	50,000
Accumulated deficit	(2,929,447)	(751,390)
Total Stockholders’ Deficit	(2,433,764)	(366,275)

Total Liabilities and Stockholders’ Deficit	$66,236	$38,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sunset Island Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses
Labor	87,424	101,038	461,382	131,519
Supplies	47,270	29,489	139,353	80,748
General and administrative expenses	146,861	5,170	293,707	22,332
Lease	34,658	32,739	143,030	44,239
Lab testing	-	-	1,310	-
Utilities	27,318	6,126	66,139	6,126
Professional fees	6,783	-	25,115	4,000
Total Operating Expenses	350,314	174,562	1,130,036	288,964

Loss from operations	(350,314)	(174,562)	(1,130,036)	(288,964)

Other Income (Expense)
Interest expense	(353,305)	-	(971,068)	-
Interest expense - related party	(3,875)	-	(6,984)	-
Net change in fair value of derivative liabilities including day one losses	(241,960)	-	(18,582)	-
	(599,140)	-	(996,634)	-

Net Loss	$(949,454)	$(174,562)	$(2,126,670)	$(288,964)

Net loss per common share – basic and diluted	$(0.18)	$(0.00)	$(0.40)	$(0.01)
Weighted average number of common shares outstanding	5,386,771	50,031,771	5,380,672	50,031,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sunset Island Group, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Nine Months Ended July 31, 2018
(Unaudited)

					Additional	Common Stock
	Series A Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Total
Balance - October 31, 2017	4,600,000	$460	4,871,771	$487	$334,168	$50,000	$(751,390)	$(366,275)

Common stock issued for cash	-	-	500,000	50	49,950	(50,000)	-	-
Beneficial conversion feature	-	-	-	-	9,444	-	-	9,444
Contribution	-	-	-	-	69,841	-	-	69,841
Net loss for the period	-	-	-	-	-	-	(330,198)	(330,198)
Balance - January 31, 2018	4,600,000	$460	5,371,771	$537	$463,403	$-	$(1,081,588)	$(617,188)

Common stock issued for note repayment	-	-	15,000	2	31,498	-	-	31,500
Reclassification of beneficial conversion feature to derivative liability from additional paid in capital	-	-	-	-	(9,444)	-	-	(9,444)
Contribution	-	-	-	-	8,652	-	-	8,652
Net loss for the period	-	-	-	-	-	-	(847,018)	(847,018)
Declaration of cash dividend	-	-	-	-	-	-	(51,387)	(51,387)
Balance - April 30, 2018	4,600,000	$460	5,386,771	$539	$494,109	$-	$(1,979,993)	$(1,484,885)

Contribution	-	-	-	-	575	-	-	575
Net loss for the period	-	-	-	-	-	-	(949,454)	(949,454)
Balance - July 31, 2018	4,600,000	$460	5,386,771	$539	$494,684	$-	$(2,929,447)	$(2,433,764)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sunset Island Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended July 31, 2017

(Unaudited)

					Additional
	Series A Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2016	-	$-	50,031,771	$5,003	$5,997	$(10,030)	$970

Net loss for the period	-	-	-	-	-	(980)	(980)
Balance - January 31, 2017	-	$-	50,031,771	$5,003	$5,997	$(11,010)	$(10)

Net loss for the period	-	-	-	-	-	(113,422)	(113,422)
Balance - April 30, 2017	-	$-	50,031,771	$5,003	$5,997	$(124,432)	$(113,432)

Net loss for the period	-	-	-	-	-	(174,562)	(174,562)
Balance – July 31, 2017	-	$-	50,031,771	$5,003	$5,997	$(298,994)	$(287,994)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sunset Island Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(2,126,670)	$(288,964)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	827,883	-
Change in fair value of derivative liabilities	18,582	-
Prepayment interest penalty by share issuance	31,500	-
Change in operating assets and liabilities:
Deposit	-	(14,000)
Accounts payable and accrued liabilities	2,508	16,227
Accrued interest	55,504	-
Accrued interest - related party	6,984	-
Net Cash Used in Operating Activities	(1,183,709)	(286,737)

Cash Flows From Financing Activities:
Proceeds from promissory notes - related party	117,200	281,700
Contribution	79,068	-
Advancement from related party	11,637	4,983
Repayment to related party	(14,522)	(1,650)
Dividend paid	(6,844)	-
Proceeds from convertible note	1,244,750	-
Repayment of convertible note	(220,000)	-
Net Cash Provided by Financing Activities	1,211,289	285,767

Net change in cash and cash equivalents	27,580	(970)
Cash and cash equivalents, beginning of period	24,656	970
Cash and cash equivalents, end of period	$52,236	$-

Supplemental cash flow information:
Cash paid for interest	$2,567	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Declaration of cash dividend	$51,387	$-
Derivative liabilities recognized as debt discount	$787,197	$-
Warrants issued in conjunction with convertible notes recognized as debt discount	$444,581	$-
Common stock issued for partial repayment of convertible note	$31,500	$-
Common stock issued	$50,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sunset Island Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the year ending October 31, 2018. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended October 31, 2017 included in the Company’s 10-K as filed with the Securities and Exchange Commission on March 25, 2019.

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

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired. As of July 31, 2018 and October 31, 2017, cash primarily consists of cash in bank. As of July 31, 2018 and October 31, 2017, cash was $52,236 and $24,656, respectively.

Basic and Diluted Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share,”(“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

As at July 31, 2018 and October 31, 2017, the Company has the following potentially dilutive securities, which were excluded from the computation of diluted net loss per common share as the result of the computation was anti-dilutive.

	July 31,	October 31,
	2018	2017
Series A convertible preferred stock	46,000,000	46,000,000
Convertible Notes	2,899,408	-
Warrants	1,210,762	-
	50,110,170	46,000,000

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

Financial Instruments

The Company follows ASC 820, “ Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2018. The carrying values of our financial instruments, including, cash and cash equivalents, accounts payable and accrued expenses; and dividend payable and due to related party approximate their fair values due to the short-term maturities of these financial instruments.

The following table summarizes fair value measurements by level at July 31, 2018 and October 31, 2017, measured at fair value on a recurring basis:

July 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,250,360	$1,250,360

October 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

Related Parties

The Company follows ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See notes 4.

Income Taxes

We account for income taxes under ASC 740 “ Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Research and Development Expenses

We follow ASC 730, ”Research and Development,”and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development.

Leasehold improvements

The company subleases land shared with other larger farms. In addition to fixed monthly lease payments, the Company is required to pay a proportionate share of costs incurred for upgrades benefiting all lots. Expenditures for repairs and maintenance and betterments for improvements shared with neighboring properties, are charged to rent expense as incurred.

For the nine months ended July 31, 2018 and 2017, additional leasehold costs included in rent expense were $57,475 and $15,239, respectively.

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07 will have on the consolidated financial statements.

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

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, ”Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.”The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. The Company may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

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

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, ”Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, ”Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, ”Business Combinations (Topic 805): Clarifying the Definition of a Business.”This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable

During the nine months ended July 31, 2018, the Company issued multiple 5% notes to a related party, for gross proceeds of $99,200. The notes are due on December 31, 2019. The notes accrue interest at 0% for the initial nine months and then 5% on annual rate thereafter.

During the year ended October 31, 2017, the Company issued a total of twenty-six (26) 5% notes to Novus Group, a related party, for gross proceeds of $363,200 and during the nine months ended July 31, 2018, the Company issued one note of $18,000 (together the “Novus Notes”). The Novus Notes contained maturity dates of December 31, 2018 and December 31, 2019. The Novus Notes accrue interest at 0% for the initial nine months and 5% on annual rate thereafter.

As of July 31, 2018 and October 31, 2017, the long-term portion of notes payable were $290,200 and $330,200, respectively, and the current portion of notes payable were $157,200 and $0, respectively. During the nine months ended July 31, 2018 and 2017, the notes payable incurred interest expense of $6,984 and $0, respectively.

Due to Related Party

During the period beginning January, 2017 and ending in October, 2017, Valerie Baugher, an officer of the Company lent to the Company, pursuant to seven (7) total advancements, an aggregate of $7,173 for use as working capital, and during the nine months ended July 31, 2018, the Company received advances from an officer of the Company at the amount of $11,637 and repaid to her $14,522 (collectively the “Officer Loans”). The Officer Loans are due on demand and non-interest bearing. As of July 31, 2018 and October 31, 2017, the total remaining due to the officer was $0 and $2,885, respectively.

NOTE 5 – CONVERTIBLE NOTES

The Company had the following principal balance under its convertible notes outstanding as of July 31, 2018:

July 31,
2018
Convertible Notes - originated in December 2017	$170,000
Convertible Notes - originated in February 2018	1,055,000
1,225,000
Less debt discount and debt issuance cost	(604,144)
620,856
Less current portion of convertible notes payable	(620,856)
Long-term convertible notes payable	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $827,883 for the nine months ended July 31, 2018, which is included in interest expense in the statements of operations.

For the nine months ended July 31, 2018, the interest expense on convertible notes was $58,069, with repayment on accrued interest of $2,567 from a note settlement during the period. As of July 31, 2018, the accrued interest payable was $55,503.

During the nine months ended July 31, 2018, the Company repaid a convertible note of $220,000 and accrued interest of $2,567 for a total repayment of $276,356 and issuance of 15,000 shares of common stock valued at $31,500, resulting in repayment interest penalty of $85,289.

Note in Default

On July 8, 2018, the $170,000 convertible promissory note issued on December 8, 2017 went into default and is accruing interest at a rate of 22%. The note is now convertible at a price which is the lower of $0.90 per share and the market price on any applicable date of conversion. Certain other reset provisions and potential true up policies are in effect which may materially increase the number of Common shares to be delivered upon conversion.

Convertible Notes – Issued during the nine months ended July 31, 2018

During the nine months ended July 31, 2018, the Company issued convertible notes in the total principal amount of $1,445,000 in exchange for cash proceeds of $1,244,750, after deducting original issuance discounts of $130,750 and financing fees of $69,500. The convertible notes were also provided with warrants to purchase up to 211,883 shares of common stock at exercise price of $1.90 per share. The terms of convertible notes are summarized as follows:

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

NOTE 6 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “ Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants and Series A Convertible Preferred Stock as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of July 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used during the nine months ended July 31, 2018:

Nine months ended
July 31,
2018
Expected term	0.19 - 1 years
Expected average volatility	180%-268%
Expected dividend yield	-
Risk-free interest rate	1.64%-2.44%

The following table summarizes the derivative liabilities included in the balance sheet at July 31, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - October 31, 2017	$-
Addition of new derivative liabilities recognized upon issuance of convertible notes and warrants as debt discount	1,231,778
Addition of new derivative liabilities recognized as day one loss on derivatives	1,043,494
Gain on change in fair value of the derivative liabilities	(1,024,912)
Balance - July 31, 2018	$1,250,360

The following table summarizes the loss on derivative liability included in the income statement for the nine months ended July 31, 2018.

Nine months ended
July 31,
2018
Addition of new derivative liabilities recognized as day one loss on derivatives	$1,043,494
Gain on change in fair value of the derivative liabilities	(1,024,912)
$18,582

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

During the nine months ended July 31, 2018, the amount of $6,843 was paid out to the shareholders.

As of July 31, 2018 and October 31, 2017, the aggregate dividend payable to Common and Series A Preferred shareholders was $90,572 and $46,029.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 15,000,000 shares of Preferred Stock with a par value of $0.0001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

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

As at July 31, 2018 and October 31, 2017, the Company had 4,600,000 shares of Series A Preferred Stock issued and outstanding.

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

As at July 31, 2018 and October 31, 2017, the Company had no shares of Series B Preferred Stock issued and outstanding.

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

As at July 31, 2018 and October 31, 2017, the Company had no shares of Series C Preferred Stock issued and outstanding.

Common Stock

As a result of an amendment to the Company’s Articles of Incorporation filed with the Colorado Secretary of State’s office on March 14, 2018, SIGO has authorized 27,000,000 shares of Common Stock with a par value of $0.0001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended July 31, 2018, the Company issued 500,000 shares of Common Stock for $50,000 recorded as subscription received at October 31, 2017.

On February 20, 2018, the Company issued 15,000 shares of Common Stock valued at $31,500 to Auctus Funds, LLC as partial repayment for the convertible note issued on February 1, 2018.

As at July 31, 2018 and October 31, 2017, the Company had 5,386,771 and 4,871,771 shares of Common Stock issued and outstanding, respectively.

Warrants Exercisable to Common Shares

The below table summarizes the activity of warrants exercisable for common shares during the nine months ended July 31, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of October 31, 2017	-	$-
Granted	1,210,762	1.90
Exercised	-	-
Forfeited	-	-
Balances as of July 31, 2018	1,210,762	$1.90

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the period ended July 31, 2018:

Nine months ended
July 31,
2018
Exercise price	$1.90
Remaining contractual term	4.54–5 years
Expected average volatility	262% - 293%
Expected dividend yield	-
Risk-free interest rate	2.60% - 2.79%

The following table summarizes information relating to outstanding and exercisable warrants as of July 31, 2018:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
1,210,762	4.54	$1.90	1,210,762	1.90

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s Common Stock exceeded the exercise price of the warrants at July 31, 2018 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of July 31, 2018, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.4225 on July 31, 2018.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuances of convertible notes, which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options (see Note 6).

Additional Paid in Capital

During the nine months ended July 31, 2018, the Company’s officer contributed additional paid in capital in the amount of $79,068.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On March 1, 2017, the Company executed a lease for 12,000 square feet green house space and 1,000 square of warehouse space expiring March 31, 2020. The base lease amount is $9,576 per month. On May 1, 2017, the Company executed a lease for 10,000 square feet of open land expiring June 30, 2020. The base lease amount is $2,576 per month. Any amounts expended by the Landlord for maintenance, repairs or improvements deemed to be our responsibility are added to our monthly lease amount as additional rent. During the nine months ended July 31, 2018 and 2017, we incurred total lease expenses of $75,564 and $29,000, respectively.

The Company has aggregate future minimum lease commitments as of July 31, 2018, as follows:

Year ending October 31,
2018	$28,728
2019	114,912
2020	55,608
Total	$199,248

NOTE 10 – SUBSEQUENT EVENTS

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

On January 15, 2019, BMG was fined approximately $35,000 for not having Worker’s Compensation insurance for the months of January 2018 - April 2018. The Company believes this is a fine owed by BMG and is not a liability due to the Company, as we transferred ownership of BMG during December 2017, to T.J. Magallanes, the Company’s former CEO (see Note 1). VBF Brands, the Company’s operating entity, has worker’s compensation and was not subject to the fine. The Company ceased operating BMG in December 2017.

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

Subsequent to July 31, 2018 and through the date that these financials were issued, the Company received net proceeds of $934,400, net of total OID of $93,440, from St. George investments in regard to the purchase agreement and convertible note of $4,245,000 executed on February 13, 2018.

On January 21, 2019 Valerie Baugher transferred 4,600,000 shares of Series A Preferred Stock held by her, and which constituted Ms. Baugher’s entire holdings in the Company and resigned as the Company’s President/CEO and sole Director.  Ms. Baugher transferred her Series A Preferred Stock to Mr. Ray Chacon who, at that time, became the Company’s President/CEO and sole Director.

The Company’s wholly-owned subsidiary, VBF Brands, has had its business license suspended by the California Franchise Tax Board (the “ FTB”). The Company and VBF are currently in the process of working with the FTB to return VBF to good standing and the Company expects VBF to return to good standing with the FTB in the near future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

Until December 31, 2017, we operated our business through our then wholly owned subsidiary, Battle Mountain Genetics, Inc., a California corporation (“BMG”). The Company currently conducts its business operations through its wholly owned subsidiary VBF Brands, Inc. (“VBF Brands” or “VBF”). VBF Brands operated as a nonprofit mutual benefit entity until December 21, 2017 when it was converted to a for profit entity. Prior to December 21, 2017, VBF Brands operated as a collective pursuant to California’s Compassionate Use Act. Upon the conversion of VBF Brands to a for profit entity the Company began operating all of its cannabis related business through VBF Brands and BMG ceased active operations. One hundred percent of the issued and outstanding shares of BMG’s capital stock was transferred, in December, 2017 to T.J. Magallanes, a former officer and director of SIGO.

We have one subsidiary, VBF Brands, Inc., a California, corporation.

We have never declared bankruptcy, been in receivership.

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

Federal Regulation

The Company, by and through VBF (a wholly-owned subsidiary) engages in the direct growth, cultivation, harvesting and distribution of cannabis containing psychoactive amounts of the THC molecule, for use in the medicinal cannabis industry

Cannabis is illegal under federal law and is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”). As a Schedule 1 drug, cannabis is viewed as being highly addictive and having no medical value. The United States Drug Enforcement Agency (“DEA”) enforces the CSA, and persons violating it are subject to federal criminal prosecution. The criminal penalty structure in the CSA is determined based on the specific predicate violations, including but not limited to: simple possession, drug trafficking, attempt and conspiracy, distribution to minors, trafficking in drug paraphernalia, money laundering, racketeering, environmental damage from illegal manufacturing, continuing criminal enterprise, and smuggling. A first conviction under the CSA can generally result in possible fines from $250,000 to $50 million dollars, and incarceration for periods generally from five and up to forty years. For a second conviction, fines increase generally from $500,000 to $75 million dollars, and incarceration for periods generally from ten years to twenty years to life.

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

In addition to strict compliance with all applicable California cannabis related laws and regulations, the Company’s activities intend to comply with the parameters of a recent 9th Cir. Federal Appellate Court decision, United States v. McIntosh, 2016 DJDAR 8484 (Aug. 16, 2016), which held: “the U.S. Department of Justice cannot spend money to prosecute federal marijuana cases if the defendants comply with state guidelines that permit the drug’s sale for medical purposes”. The Court reasoned that “if the DOJ punishes individuals for engaging in activities permitted under state law (such as the use, cultivation, distribution and possession of medical marijuana), then the DOJ is preventing state law from being implemented as a practical matter.” “By officially permitting certain conduct, state law provides for non-prosecution of individuals who engage in such conduct. If the federal government prosecutes such individuals, it has prevented the state from giving practical effect to its law providing for non-prosecution of individuals who engage in the permitted conduct.” This ruling is consistent with Congress’s “Rohrabacher-Blumenauer” amendment, discussed above, which prohibits the DOJ from using federal funds to prevent certain states “from implementing their own State laws that authorize the use, distribution, possession or cultivation of medical marijuana.”

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

Results of Operations

We have not earned any operational revenues from our inception on September 29, 2016 through July 31, 2018.

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

	Three Months Ended
	July 31,
Statement of Operations Data:	2018	2017	Changes

Revenue	$-	$-	$-
Operating expenses	350,314	174,562	175,752
Other expenses	599,140	-	599,140
Net loss	$949,454	$174,562	$774,892

Our interim condensed consolidated financial statements report a net loss of $949,454 for the three months ended July 31, 2018 compared to a net loss of $174,562 for the three months ended July 31, 2017. Our losses have increased by $777,109, primarily as a result of an increase in general and administration expenses, such as travel expense, county tax, and management fees and an increase in other expenses related to amortization of debt discount and interest expense from convertible notes.

Nine Months Ended July 31, 2018 Compared to Nine Months Ended July 31, 2017

	Nine Months Ended
	July 31,
Statement of Operations Data:	2018	2017	Changes

Revenue	$-	$-	$-
Operating expenses	1,130,036	288,964	841,072
Other expenses	996,634	-	996,634
Net loss	$2,126,670	$288,964	$1,837,706

Our interim condensed consolidated financial statements report a net loss of $2,128,887 for the nine months ended July 31, 2018 compared to a net loss of $288,964 for the nine months ended July 31, 2017. Our losses have increased by $1,837,706, primarily as a result of an increase in labor, supplies and greenhouse lease related to the cultivation of medical cannabis with the operations commenced in March 2017, an increase in general and administration expenses and an increase in other expenses related to amortization of debt discount and interest expense from convertible notes.

Liquidity and Capital Resources

Working Capital

	As of	As of
	July 31,	October 31,
Balance Sheet Data:	2018	2017	Changes

Cash and cash equivalents	$52,236	$24,656	$27,580

Total current assets	$52,236	$24,656	$27,580
Total current liabilities	2,209,800	74,731	2,135,069
Working capital (deficiency)	$(2,157,564)	$(50,075)	$(2,107,489)

Cash Flows

	Nine Months Ended
	July 31,
Cash Flow Data:	2018	2017	Changes

Cash Flows used in Operating Activities	$(1,183,709)	$(286,737)	$(896,972)
Cash Flows provided by Financing Activities	1,211,289	285,767	925,522
Net Change in Cash During Period	$27,580	$(970)	$28,550

Our total current assets as of July 31, 2018 were $52,236 as compared to current assets of $24,656 as of October 31, 2017. The increase was primarily due to an increase cash, from the issuance of convertible notes during the nine months ended July 31, 2018.

Our total current liabilities as of July 31, 2018 were $2,209,800 as compared to total current liabilities of $74,731 as of October 31, 2017. The increase was primarily due to an increase in convertible notes, related party notes payable, derivative liabilities, note accrued interest and dividend payable.

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

Operating Activities

Net cash used in operating activities during the nine months ended July 31, 2018 was $1,183,709, compared to $286,737 net cash used in operating activities during the nine months ended July 31, 2017. The increase in cash used in operating activities was mainly due to an increase in net loss.

Investing Activities

During the nine months ended July 31, 2018 and 2017, our Company did not have any investing activities.

Financing Activities

Cash provided by financing activities during the nine months ended July 31, 2018 was $1,213,289. During the nine months ended July 31, 2018, our Company received $1,244,750 from convertible notes offset by the use of the proceeds from a convertible note to repay another convertible note of $220,000, $117,200 from related party notes payable and $79,068 from capital contribution. During the nine months ended July 31, 2017, the Company received $281,700 from related party notes payable.

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

Off-Balance Sheet Arrangements

As of July 31, 2018, we do not have any off-balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s wholly-owned subsidiary, VBF Brands, has had its business license suspended by the California Franchise Tax Board (the “ FTB”). The Company and VBF are currently in the process of working with the FTB to return VBF to good standing and the Company expects VBF to return to good standing with the FTB in the near future.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On January 20, 2019, the Company issued 537,869 shares of common stock to St. George Investments pursuant to that certain Secured Convertible Promissory Note made on December 8, 2017. St. George Investments supplied the Company with the following conversion request:

1.	Conversion Amount: $21,000.00
2.	Lender Conversion Price: $0.039043
3.	Lender Conversion Shares: 537,869
4.	Remaining Outstanding Balance of Note: $381,082.01

On January 21, 2019 Valerie Baugher transferred 4,600,000 shares of Series A Preferred Stock held by her, and which constituted Ms. Baugher’s entire holdings in the Company and resigned as the Company’s President/CEO and sole Director.  Ms. Bagher transferred her Series A Preferred Stock to Mr. Ray Chacon who, at that time, became the Company’s President/CEO and sole Director.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSET ISLAND GROUP, INC.
(Registrant)

Dated: April 20, 2020	/s/ Ray Chacon
Ray Chacon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

